Form 10-K
period 1993-12-31
GTE SOUTHWEST INC
filed 1994-03-31
CIK 40874

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required}

For the fiscal year ended         December 31, 1993
                         ---------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from                         to
                               ----------------------     -------------------
Commission File Number            1-7077
                       ------------------------------------------------------

                          GTE SOUTHWEST INCORPORATED
                          __________________________

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                               75-0573444
- - ------------------------------------     -------------------------------------
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

 500 East Carpenter Freeway, Irving, Texas                  75062
- - -------------------------------------------         -----------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code          214-717-7900
                                                    -----------------------

Securities registered pursuant to Section 12(b) of the Act:


            TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
                                                       WAS REGISTERED
- - --------------------------------------------   -------------------------------
FIRST MORTGAGE BONDS-7 1/2%-SERIES, DUE 2002      AMERICAN STOCK EXCHANGE
FIRST MORTGAGE BONDS-7 3/4%-SERIES, DUE 2003      AMERICAN STOCK EXCHANGE
- - --------------------------------------------   -------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

4.60% SERIES     CUMULATIVE PREFERRED STOCK          $20     PAR VALUE
5.10% SERIES     CUMULATIVE PREFERRED STOCK          $20     PAR VALUE
- - ------------------------------------------------------------------------
                             (TITLE OF CLASS)

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. _____

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                            YES  X     NO
                                               -----       -----

THE COMPANY HAD 6,450,000 SHARES OF $100 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1994.

                      DOCUMENT INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 (INCORPORATED IN PARTS I AND II).

                               TABLE OF CONTENTS


ITEM                                                        PAGE
- - ----                                                        ----
PART I

 1. Business                                                   1

 2. Properties                                                 4

 3. Legal Proceedings                                          4

 4. Submission of Matters to a Vote of Security Holders        4

PART II

 5. Market for the Registrant's Common Equity and Related      5
    Shareholder Matters

 6. Selected Financial Data                                    5

 7. Management's Discussion and Analysis of Financial          5
    Condition and Results of Operations

 8. Financial Statements and Supplementary Data                5

 9. Changes in and Disagreements with Accountants on           5
    Accounting and Financial Disclosure

PART III

10. Directors and Executive Officers of the Registrant         6

11. Executive Compensation                                    10

12. Security Ownership of Certain Beneficial Owners and       17
    Management

13. Certain Relationships and Related Transactions            18

PART IV

14. Exhibits, Financial Statement Schedules and Reports on    19
    Form 8-K

                                    PART I

Item 1.  Business

GTE Southwest Incorporated (the Company), was incorporated in Delaware in 1926. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Arkansas, New Mexico, Oklahoma and Texas.

The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange
carriers, primarily the American Telephone and Telegraph Company (AT&T).   The
number of access lines served has grown steadily from 1,310,342 on January 1, 1989 to 1,641,324 on December 31, 1993.

The following table denotes the access lines in the states in which the Company operates as of December 31, 1993:
                                    Access
               State             Lines Served
               -----             ------------

               Texas                1,403,529
               Oklahoma               117,668
               Arkansas                78,092
               New Mexico              42,035
                                    ---------

               Total                1,641,324
                                    _________

The Company's principal line of business is providing telecommunication services. These services fall into six major classes including the Texas rate case reserve: local network, network access, long distance, the Texas rate case reserve, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                       Years Ended December 31
                                --------------------------------------
                                     1993         1992         1991
                                     ----         ----         ----
                                        (Thousands of Dollars)

Local Network Services            $ 421,004    $ 391,601    $ 363,292
% of Total Revenues                      36%          33%          32%

Network Access Services           $ 438,046    $ 482,636    $ 475,860
% of Total Revenues                      38%          41%          42%

Long Distance Services            $ 189,954    $ 204,708    $ 207,824
% of Total Revenues                      16%          17%          18%

Equipment Sales and Services      $  72,394    $  67,125    $  69,593
% of Total Revenues                       6%           6%           6%

Texas Rate Case Reserve           $ (16,308)   $ (25,498)   $ (37,000)
% of Total Revenues                      (1)%         (2)%         (3)%

Other                             $  57,275    $  61,213    $  54,459
% of Total Revenues                       5%           5%           5%


At December 31, 1993, the Company had 7,184 employees. The Company has written agreements with the Communications Workers of America (CWA) covering approximately 5,156 of the Company's employees. The current agreements with CWA units expire in August 1995.


Telephone Competition

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 10 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to the Company. As a result, the Company faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed new systems in certain markets to bypass the local exchange network. Additional competition from interexchange carriers as well as wireless companies continues to evolve for both intrastate and interstate communications.

During 1994, the Company will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years. During the year, the company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

During 1993, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services (PCS). These services will both complement and compete with the Company's traditional wireline services. The Company will be permitted to fully participate in the license auctions in areas outside of GTE's existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into the markets the Company serves.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar
interconnect arrangements for private line services ordered during  1992.   The
order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts their direct
provision of long distance service to relatively short distances.   The  degree
of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed. In fact, some form of intraLATA competition is authorized in many of the states in which the Company provides service.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The Company's property consists of network facilities (77%), company facilities (15%), customer premises equipment (6%) and other (2%). From January 1, 1989 to December 31, 1993, the Company made gross property additions of $1.3 billion and property retirements of $0.7 billion. Substantially all of the Company's
property is subject to liens securing long-term debt.   In  the  opinion  of
management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

This item is herein incorporated by reference to Note 10 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, filed as Exhibit 13.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.


Item 6.  Selected Financial Data

Reference is made to the Registrant's Annual Report to Shareholders, page 28, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the Registrant's Annual Report to Shareholders, pages 24 to 27, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 8.  Financial Statements and Supplementary Data

Reference is made to the Registrant's Annual Report to Shareholders, pages 5 to 22, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of all the directors and executive officers of the Company as of March 1, 1994 are listed below along with their business experience during the past five years.

a.  Identification of Directors

                            Director
    Name            Age      Since             Business Experience
    ----            ---     --------          ---------------------

John C. Appel        45      1993    State President-Texas, GTE Southwest
                                     Incorporated; former Regional Vice
                                     President-General Manager, GTE West Area;
                                     former Assistant Vice President-Business
                                     Services, GTE Telephone Operations.

Kent B. Foster        50     1994    Vice Chairman of the Board of Directors
                                     of GTE Corporation, October 1993.
                                     President, GTE Telephone Operations,
                                     1989; Director, GTE Corporation, 1992;
                                     Director, all GTE domestic telephone
                                     subsidiaries, 1993; Director, BC Telecom,
                                     Inc.; Director, Compania Anonima Nacional
                                     Telefonos de Venezuela; Director,
                                     National Bank of Texas.

Richard M. Cahill     55     1994    Vice President - General Counsel of GTE
                                     Telephone Operations, 1988; Director, all
                                     GTE domestic telephone subsidiaries,
                                     1993; Director, GTE Vantage Incorporated,
                                     1991; Director, GTE Intelligent Network
                                     Services Incorporated, 1993.

Gerald K. Dinsmore     44    1994    Senior Vice President - Finance and
                                     Planning for GTE Telephone Operations,
                                     1994. Vice President - Finance, GTE
                                     Telephone Operations, 1993; Vice
                                     President - Intermediary Customer
                                     Markets, GTE Telephone Operations, 1991.
                                     President, South Area, GTE Telephone
                                     Operations, 1992; Director, all GTE
                                     domestic telephone subsidiaries, 1993.

Michael B. Esstman     47    1991    Executive Vice President-Operations, GTE
                                     Telephone Operations, 1993; President,
                                     Central Area, GTE Telephone Operations,
                                     1991.  President, Contel Eastern Region,
                                     Telephone Operations Sector, 1983;
                                     Director, AG Communications System;
                                     Director, all GTE domestic telephone
                                     subsidiaries, 1993.

Thomas W. White        47    1994    Executive Vice President of GTE Telephone
                                     Operations, 1993; Senior Vice President -
                                     General Office Staff, GTE Telephone
                                     Operations, 1989; Director, all GTE
                                     domestic telephone subsidiaries, 1993;
                                     Director, Quebec-Telephone.


Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any day during March, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.

All of the directors, with the exception of Mr. Esstman, were appointed to the board effective January 1, 1994 upon the resignation of Richard E. Bell, Joe I. Cardenas, Ingram Hartje, III, Larry C. Squires, D.V.M., Kenneth F. Teasdale and Dr. Frank Vandiver.


b.  Identification of Executive Officers

                                Year
                               Assumed
                               Current
         Name            Age  Position        Position with Company (1)
  ------------------    ----  --------        -------------------------
John C. Appel (2)        45     1993    President
J. Bruce Cole            52     1987    State Vice President - Sales
Oscar C. Gomez           47     1987    State Vice President - External
                                          Affairs
Gregory D. Jacobson      42     1992    State Vice President - Finance
Michael T. Metcalf (3)   47     1993    State Vice President - Human
                                          Resources
William G. Mundy         44     1985    State Vice President - General
                                          Counsel
Dennis F. Myers (4)      49     1993    State Vice President - Operations
Barry W. Paulson (5)     42     1993    State Vice President - General
                                          Manager - Oklahoma/Arkansas
Charles J. Somes (6)     48     1994    Secretary

                                     Year
                                    Assumed
                                    Current             Position With
            Name             Age    Positiom      GTE Telephone Operations (7)
  --------------------       ---   ---------      ----------------------------
Kent B. Foster                50    1989   President
Michael B. Esstman (8)        47    1993   Executive Vice President -
                                             Operations
Thomas W. White               47    1989   Executive Vice President
Guillermo Amore               55    1990   Senior Vice President -
                                             International
Gerald K. Dinsmore (9)        44    1993   Senior Vice President - Finance
                                             and Planning
Robert C. Calafell (10)       52    1993   Vice President - Video Services
A. T. Jones                   54    1992   Vice President - International
Brad M. Krall (11)            52    1993   Vice President - Centralized
                                             Services
Don A. Hayes                  56    1992   Vice President - Information
                                             Technology
Richard L. Schaulin           51    1989   Vice President - Human Resources
Clarence F. Bercher           50    1991   Vice President - Sales
Mark S. Feighner              45    1991   Vice President - Product
                                             Management
Geoff C. Gould                41    1989   Vice President - Regulatory and
                                             Governmental Affairs
G. Bruce Redditt              43    1991   Vice President - Public Affairs
Richard M. Cahill             55    1989   Vice President and General Counsel
Leland W. Schmidt             60    1989   Vice President - Industry Affairs
Paul E. Miner                 49    1990   Vice President - Regional
                                             Operations Support
Katherine J. Harless          43    1992   Vice President- Intermediary
                                             Markets
William M. Edwards, III(12)   45    1993   Controller


Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

 (1) Titles were changed from Area/Regional Vice President to State Vice President in 1993; however, the functions did not change.

 (2) John C. Appel was appointed President effective October 22, 1993 replacing Michael B. Esstman who was appointed Executive Vice President - Operations for GTE Telephone Operations.

 (3) Michael T. Metcalf was appointed State Vice President - Human Resources effective December 5, 1993 replacing Nicholas J. Doria who resigned.

 (4) Dennis F. Myers' title changed in 1993 from Regional Vice President - General Manager/Southwest to State Vice President - Operations.

 (5) Barry W. Paulson's title changed in 1993 from Regional Vice President
     - General Manager/Midwest to State Vice President - General Manager - Oklahoma/Arkansas.

 (6) Charles J.Somes was appointed Secretary replacing Jerry L. Austin who retired.

 (7) Position is with, and duties are performed at, the GTE Telephone Operations Headquarters in Irving, Texas.

 (8) Michael B. Esstman was appointed Executive Vice President -
     Operations effective April 25, 1993 replacing Charles A. Crain who retired on April 1, 1993.

 (9) Gerald K. Dinsmore was appointed Senior Vice President - Finance and Planning effective November 21, 1993, replacing John L. Hume who retired.

(10) Robert C. Calafell was appointed Vice President - Video Services effective March 28, 1993.

(11) Brad M. Krall was appointed Vice President - Centralized Services effective November 7, 1993.

(12) William M. Edwards, III was appointed Controller effective November 7, 1993 replacing John D. Utzinger.


William E. Starkey retired November 21, 1993, George N. King retired May 21, 1993, Clark W. Barlow retired August 21, 1993, James A. Spriggs retired November 18, 1993, Rex A. Timms retired November 18, 1993.

William D. Wilson resigned effective November 1, 1993 to accept a new position in GTE South Incorporated and GTE North Incorporated as Area Vice President - General Manager - East.

The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis except Gerald
K. Dinsmore, who filed one initial statement of beneficial ownership of securities late. Mr. Dinsmore does not own, and has never owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).


Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                          SUMMARY COMPENSATION TABLE

The  following table sets forth information about the compensation of the Chief Executive Officer and each of  the other  six most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiary.

                                                                                            Long-Term Compensation
                                                                           -------------------------------------------------------
                                         Annual Compensation(1)                  Awards                     Payments
                                ----------------------------------------   --------------------- ---------------------------------
          (a)             (b)        (c)          (d)           (e)            (f)        (g)        (h)               (i)
                                                                            Reserved
  Name and Principal                                        Other Annual      Stock     Options      LTIP           All Other
   Position in Group      Year   Salary($)(1)  Bonus($)   Compensation($)   Awards(#)   SARS(#)  Payments($)   Compensations($)(7)
- - ----------------------    ----   ------------  --------   ---------------   ---------   -------- -----------   -------------------
John C. Appel (2)          1993      14,365        5,384        3,540          --        7,300        --               432
  President

Dennis F. Myers (3)        1993      95,283       35,362        1,753          --        2,700        --
  State Vice President-    1992      89,695       44,094       23,038          --           --        --                --
  Operations               1991      59,550       30,200       29,422          --           --        --                --

James A. Spriggs (4)       1993      93,270       33,008       65,878          --        2,700        --             4,709
  Regional Vice Pres-      1992      92,028       44,600        1,741          --           --        --             2,761
  ident-General Manager    1991     108,925       59,500        3,822          --        3,000        --             1,985
  South Central

Michael B. Esstman (5)     1993      64,845       61,075        2,003          --       22,600    10,513             1,605
  Executive Vice           1992     119,298      135,616       20,606          --       16,200    22,810            20,267
  President-Operations     1991     159,444      248,600       15,723          --           --    20,500            21,319

Brad M. Krall (6)          1993      76,639       34,461        1,968          --        4,900        --             2,245
  Area Vice President-     1992      76,277       47,907        1,688          --        5,500        --             2,288
  General Manager          1991      66,768       30,200          751          --        5,300        --             4,311

J. Bruce Cole              1993      78,157       30,402        1,552          --        4,000        --             2,345
  State Vice President-    1992      71,989       37,931        1,958          --        4,400        --               763
  Sales                    1991     135,931       65,500        1,370          --        4,300        --                --

Kent B. Foster             1993      53,485       49,129        1,738          --       58,800    10,820               601
  President-GTE            1992      48,536       56,708          950          --           --    17,654               618
  Telephone Operations     1991      53,145       71,838        4,115          --      133,300    29,975               614

- - ------------
(1) Annual Compensation represents the Company's pro rata share of salaries, bonuses and other annual compensation. Total annual cash compensation for Messrs. Appel, Myers, Spriggs, Cole, Krall, Esstman and Foster, for whom allocated amounts are shown above, is $225,772, $178,218, $246,829, $202,820, $235,743, $574,442 and $1,129,356, respectively, for 1993.

(2) Mr. Appel became President in October 1993.

(3) Mr. Myers was appointed Area Vice President - General Manager/Southwest in July 1991.

(4) Mr. Spriggs retired in November 1993. Other annual compensation in 1993 includes $63,689 of banked vacation pay.

(5) Mr. Esstman resigned as Area President in April 1993 and was appointed as Executive Vice President - Operations.

(6) Mr. Krall resigned as Area Vice President - General Manager in November
    1993.

(7) All Other Compensation includes Company contributions to defined contribution plans.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the named executive officers of the Company in 1993. Pursuant to Securities and Exchange Commission (the
SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                         Potential Realizable Value at
                                                                         Assumed Annual Rate of Stock
                                                                             Price Appreciation for
                                     Individual Grants(1)                          Option Term
                     ------------------------------------------------    ------------------------------------
    (A)               (B)            (C)             (D)        (E)       (F)          (G)           (H)
                                  Percent of
                                 Total Options/
                                 SARS Granted     Exercise
                      Option/     To All GTE       Or Base
                      SARS       Employees in      Price    Expiration
Name                 Granted(#)   Fiscal Year      ($/Sh)      Date        0%             5%           10%
_______             ___________  ____________     ________  __________    ___         ________      _________
John C. Appel          4,000         0.20%        $35.0625    02/15/03     $0       $   88,202     $  223,522
                       3,300         0.17          38.1250    10/10/03      0           79,123        200,513
Dennis F. Myers        2,700         0.14          35.0625    02/15/03      0           59,537        150,878
James A. Spriggs       2,700         0.14          35.0625    02/15/03      0           59,537        150,878
Michael B. Esstman    14,500         0.73          35.0625    02/15/03      0          319,734        810,269
                       8,100         0.41          35.5000    06/02/03      0          180,839        458,281
Brad M. Krall          4,900         0.25          35.0625    02/15/03      0          108,048        273,815
J. Bruce Cole          4,000         0.20          35.0625    02/15/03      0           88,202        223,522
Kent B. Foster        48,400         2.42          35.0625    02/15/03      0        1,067,249      2,704,621
                      10,400         0.52          37.6250    10/12/03      0          246,087        623,632

- - -------------
(1) Under the Long-Term Incentive Plan, options are presently granted with tandem stock appreciation rights ("SARs"). One-third of these grants vest annually commencing one year after the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the named executive officers of the Company during 1993 and the value of options and stock appreciation rights held by such officers at year-end measured in terms of the closing price of GTE Common Stock on December 31, 1993.


    (a)                    (b)        (c)               (d)                         (e)
                                                                            Value of Unexercised
                       Shares                  Number of   Unexercised    In-the-Money Options/SARS
                      Acquired    Value       Options/SARS  at FY-End             At FY-End($)
Name               On Exercise(#) Realized($) Exercisable  Unexercisable  Exercisable Unexercisable
_______            _____________  __________  ___________  _____________  ___________ _____________
John C. Appel            588      $   6,875      1,000          8,300      $  3,188      $  3,188
Dennis F. Myers        3,080         57,673      6,418          4,013        80,761         9,834
James A. Spriggs           0              0      6,400          3,700        56,975         3,188
Michael B. Esstman    10,028        178,300     19,710         36,676       286,176        66,606
Brad M. Krall              0              0      5,366         10,334        18,848        18,404
J. Bruce Cole              0              0      8,732          8,368        64,042        13,190
Kent B. Foster        70,517      1,447,800     99,450        125,450       341,551       212,447


Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE Long-Term Incentive Plan (LTIP) provides for awards, currently in the form of stock options with tandem stock appreciation rights and cash bonuses, to participating employees. The stock options and stock appreciation rights awarded under the LTIP to the seven most highly compensated individuals in 1993 are shown in the table on page 10.

Under the LTIP, performance bonuses are paid in cash based on the achievement of pre-established goals for GTE's return on equity (ROE) over a three-year award cycle. Performance bonuses are denominated in units of GTE Common Stock ("Common Stock Units") and are maintained in a Common Stock Unit Account.


At the time performance targets are established for the three-year cycle, a Common Stock Unit Account is set up for each participant who is eligible to receive a cash award under the LTIP. An initial dollar amount for each account is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with other selected corporations that are comparable to GTE in terms of revenue, market value and other quantitative measures. That amount is then divided by the average market price of GTE Common Stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account.
The value of the account increases or decreases based on the market price of the GTE Common Stock. An amount equal to the dividends declared on an equivalent number of shares of GTE Common Stock is added each time a dividend is paid. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit Account. Messrs.
Esstman and Foster are the only individuals of the seven most highly compensated individuals eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1993 to their accounts and estimated future payouts under the LTIP are shown in the following table.

                                                          Estimated Future Payouts
                                                   Under Non-Stock Price Based Plans(1)
                                                   ------------------------------------
       (a)                  (b)          (c)           (d)          (e)         (f)
                                     Performance
                        Number of      Or Other
                      Shares, Units  Period Until
                         Or Other      Maturation
       Name               Rights       Or Payout   Threshold(2)  Target(3)   Maximum(4)
       ----           -------------  -----------   ------------  ---------   ----------
John C. Appel                 0           N/A             0             0
Dennis F. Myers               0           N/A             0             0
James G. Spriggs              0           N/A             0             0
Michael B. Esstman        2,000         3 years         468         2,341
                            789        32 months        182           912
                            486        20 months        106           532
                            189         8 months         39           197
Brad M. Krall                 0           N/A             0             0
J. Bruce Cole                 0           N/A             0             0
Kent B. Foster            6,100         3 years       1,428         7,139
                            670         2 years         149           743
                            326         1 year           69           343
                          1,620        26 months        365         1,827
                            854        14 months        183           913
                            119         2 months         24           121

- - -----------
(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1993. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

(2) The level of average ROE during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 20% of the target award. Below the minimum acceptable performance level, no award is earned.

(3) The average ROE target during the cycle which represents outstanding GTE performance and which, if attained, results in payment of 100% of the target award.

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE exceeds the targeted ROE. If GTE's average ROE during the cycle exceeds the performance target, additional bonuses may be earned according to the following schedule:

           Performance Increment Above       Added Percentage
          Maximum ROE Performance Target     to Maximum Awards
          _____________________________      _________________

             First and Second   0.1%               +2%
             Third and Fourth   0.1%               +3%
             Fifth and above    0.1%               +4%

   For example, if average ROE performance exceeds the ROE target by 0.5%, the performance bonus will equal 114% of the target award.



Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Appel, Esstman, Krall and Foster regarding benefits to be paid in the event of a change in control of GTE (a "Change in Control").

A Change in Control is deemed to have occurred if a majority of the members of the Board do not consist of members of the incumbent Board (as defined in the Agreements) or if, in any 12-month period, three or more directors are elected without the approval of the incumbent Board. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the incumbent Board for purposes of determining whether a Change in Control has occurred. A Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board of GTE and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

The Agreements provide for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes but is not limited to the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Appel, Esstman, Krall and Foster provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of
determining his or her eligibility for early retirement benefits.   However,
there will be no duplication of benefits.

The Agreements remain in effect until the earlier of July 1 of each successive year or the date on which the executive reaches age 65, unless the Agreement is terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend the Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.

Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                             PENSION PLAN TABLE

                                     Years of Service
Final Average    _____________________________________________________________
  Earnings           15         20             25          30            35
_____________    _________  __________     __________  __________    ________

$    150,000     $  31,604  $  42,138      $  52,672   $  63,207     $  73,742
     200,000        42,479     56,638         70,797      84,957        99,117
     300,000        64,229     85,638        107,048     128,457       149,867
     400,000        85,979    114,638        143,298     171,957       200,617
     500,000       107,729    143,638        179,548     215,457       251,367
     600,000       129,479    172,638        215,798     258,957       302,117
     700,000       151,229    201,638        252,048     302,457       352,867
     800,000       172,979    230,638        288,298     345,957       403,617
     900,000       194,729    259,638        324,548     389,457       454,367
   1,000,000       216,479    288,638        360,798     432,957       505,117
   1,200,000       259,979    346,638        433,298     519,957       606,617

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from this plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under this plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level.
As of March 1, 1993, the credited years of service under the plan for Messrs. Appel, Myers, Spriggs, Esstman, Krall, Cole and Foster are 22, 32, 37, 25, 27, 29 and 23, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the GTE Service Corporation plan are limited to certain maximum amounts. GTE maintains a Supplemental Executive Retirement Plan (SERP), which supplements the benefits of any participant in the qualified pension plan by direct payment of a lump sum or by an annuity, on an unfunded basis, of the amount by which any participant's benefits under the GTE Service Corporation pension plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the qualified pension plan on remuneration accrued under management incentive plans as determined by the Executive Compensation and Organizational Structure Committee.

  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Appel, Myers, Spriggs, Esstman, Krall, Cole and Foster a maximum postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or optionally, an equivalent amount may be paid as a lump sum payment equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as an annuity or as installment payments. If an optional payment method is selected, the ERLIP benefit will be based on the actuarial equivalent of the present value of the insurance amount.

Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees of renumeration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1994:

                         Name and             Shares of
     Title             Address of             Beneficial    Percent
    of Class         Beneficial Owner         Ownership     of Class
    ________         ________________         _________     ________

    Common Stock of  GTE Corporation           6,450,000      100%
    GTE Southwest    One Stamford Forum        shares of
    Incorporated     Stamford, Connecticut     record
                     06904

(b)  Security Ownership of Management as of December 31, 1993:


                         Name of Director or Nominee
                         ___________________________

     Common Stock of
     GTE Corporation     John C. Appel             5,453      All less
                         Kent B. Foster          168,299      than 1%
                         Richard M. Cahill        37,188
                         Gerald K. Dinsmore       18,503
                         Michael B. Esstman       54,051
                         Thomas W. White          83,071
                                                 _______
                                                 366,565
                                                 =======

                        Executive Officers(1)(2)
                        _________________________

                    John C. Appel                  5,453
                    Dennis F. Myers               14,631
                    James A. Spriggs              10,574
                    Michael B. Esstman            54,051
                    Brad M. Krall                 13,311
                    J. Bruce Cole                 12,153
                    Kent B. Foster               168,299
                                                 _______
                                                 278,472
                                                 =======

                    All directors and executive
                    officers as a group(1)(2)    762,690
                                                 =======

(1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Myers, Spriggs, Esstman, Krall, Cole and Foster and all directors and executive officers as a group are 2,333; 8,631; 7,300; 33,118; 8,832;
    11,532; 115,583 and 516,250 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c) There were no changes in control of the Company during 1993.

Item 13.  Certain Relationships and Related Transactions

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest. None of the Company's directors were involved in any business relationships with the Company.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - Reference is made to the Registrant's Annual Report to Shareholders, pages 5 - 22 for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

         Report of Independent Public Accountants.

         Balance Sheets - December 31, 1993 and 1992.

         Statements of Income for the years ended December 31, 1993-1991.

         Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

         Statements of Cash Flows for the years ended December 31, 1993-1991.

         Notes to Financial Statements.

   (2) Financial Statement Schedules - Included in Part IV of this report for the years ended December 31, 1993-1991:

                                                             Page(s)
                                                             -------
        Report of Independent Public Accountants                21

        Schedules:

           V - Property, Plant and Equipment                 22-24

          VI - Accumulated Depreciation and Amortization of
               Property, Plant and Equipment                    25

        VIII - Valuation and Qualifying Accounts                26

           X - Supplementary Income Statement Information       27

Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

   (3)  Exhibits - Included in this report or incorporated by reference.

           3 Articles of Incorporation and amended By-Laws (Exhibit 3 of the 1993 Form 10-K, File No. 1-7077).

           4* Thirty-Seventh Supplemental Indenture (Exhibit 4 of the Form 10-K File No. 1-7077). Thirty-Eighth Supplemental Indenture, File No. 33-43549.

          13 Annual Report to Shareholders for the year ended December 31, 1993, filed herein as Exhibit 13.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.

        * Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GTE Southwest Incorporated:

We have audited in accordance with generally accepted auditing standards, the financial statements included in GTE Southwest Incorporated's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   ARTHUR ANDERSEN & CO.

Dallas, Texas
January 28, 1994.

                           GTE SOUTHWEST INCORPORATED

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (Thousands of Dollars)
- - --------------------------------------------------------------------------------------------------------------
                 Column A                     Column B      Column C     Column D      Column E     Column F
           --------------------              ---------     ---------    ---------     ---------     ---------
                                                                                        Other
                                             Balance at                Retirements    Debits or    Balance at
                                            Beginning of  Additions at   or Sales     (Credits)     Close of
              Classification                    Year          Cost       (Note 1)      (Note 2)        Year
- - --------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT
- - - stated at original cost:
  Land                                        $   16,200  $      150   $       --    $      (96)  $   16,254
  Buildings                                      338,474      18,234        5,277        (5,783)     345,648
  Central office equipment                     1,383,244     136,876      116,685        (1,676)   1,401,759
  Station apparatus                               42,849       4,748          446        (2,735)      44,416
  Station connections                            195,909          --           --            --      195,909
  Cable, underground conduit, etc.             1,655,900     117,324       17,067         4,428    1,760,585
  Furniture and office equipment                 135,438      28,837       21,111         1,522      144,686
  Vehicles and other work equipment              111,427       7,284        9,398         4,057      113,370
  Telephone plant under construction              45,541     (17,214)          --             1       28,328
                                               _________   _________     ________     _________    _________
    Total Telephone Plant                      3,924,982     296,239      169,984          (282)   4,050,955
NONREGULATED PLANT                                71,004       4,377        3,698        (5,205)      66,478
                                               _________  __________     ________     _________   __________
    Total Property, Plant and Equipment       $3,995,986  $  300,616   $  173,682    $   (5,487)  $4,117,433
                                              ==========  ==========   ==========    ==========   ==========

- - -----------------------
NOTE:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

                             GTE SOUTHWEST INCORPORATED

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (Thousands of Dollars)
- - --------------------------------------------------------------------------------------------------------------
                 Column A                     Column B     Column C      Column D      Column E     Column F
           --------------------              ---------     ---------    ---------     ---------     ---------
                                                                                        Other
                                             Balance at                 Retirements    Debits or    Balance at
                                            Beginning of    Additions    or Sales     (Credits)     Close of
              Classification                    Year          at Cost    (Note 1)      (Note 2)       Year
- - --------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT
- - - stated at original cost:
  Land                                      $   14,698     $    1,547     $    --     $     (45)  $   16,200
  Buildings                                    322,115         22,281       4,634        (1,288)     338,474
  Central office equipment                   1,240,952        171,427      46,965        17,830    1,383,244
  Station apparatus                             38,593          4,101         171           326       42,849
  Station connections                          209,223             --      13,314            --      195,909
  Cable, underground conduit, etc.           1,587,088        102,193      42,756         9,375    1,655,900
  Furniture and office equipment               119,174         22,090       2,139        (3,687)     135,438
  Vehicles and other work equipment            112,614         11,800       7,748        (5,239)     111,427
  Telephone plant under construction            91,996        (46,621)         --           166       45,541
  Property held for future telephone use            53            (55)         --             2           --
                                           ___________      _________  __________       _______   __________

    Total Telephone Plant                    3,736,506        288,763     117,727        17,440    3,924,982
NONREGULATED PLANT                              58,647          4,354       2,858        10,861       71,004
                                           ___________      _________  __________       _______   __________

    Total property,
      Plant and Equipment                   $3,795,153     $  293,117  $  120,585    $  28,301    $3,995,986
                                            ==========     ==========  ==========    =========    ==========

- - -----------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Represents adjustments in 1992 due to the adoption of SFAS No. 109, prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.

                          GTE SOUTHWEST INCORPORATED

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (Thousands of Dollars)

- - --------------------------------------------------------------------------------------------------------------
                 Column A                     Column B     Column C      Column D      Column E     Column F
           --------------------              ---------     ---------    ---------     ---------    ---------
                                                                                        Other
                                             Balance at                Retirements    Debits or    Balance at
                                             Beginning   Additions at    or Sales     (Credits)     Close of
              Classification                  of Year        Cost        (Note 1)      (Note 2)       Year
- - --------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT
- - - stated at original cost:
   Land                                    $   15,058     $     --      $     --     $  (360)     $   14,698
   Buildings                                  306,711       18,275         3,651         780         322,115
   Central office equipment                 1,252,735       70,911        82,693          (1)      1,240,952
   Station apparatus                           32,107        6,223          (263)         --          38,593
   Station connections                        227,584           49        18,410          --         209,223
   Cable, underground conduit, etc.         1,517,301      108,197        38,410          --       1,587,088
   Furniture and office equipment             103,113       17,954         1,877         (16)        119,174
   Vehicles and other work equipment           97,053       25,172         8,751        (860)        112,614
   Telephone plant under construction          57,631       33,618            --         747          91,996
   Property held for
    future telephone use                           52            2            --          (1)             53
   Telephone plant acquisition
    adjustment                                     29          (29)           --          --              --
                                           __________   __________    __________        _____      _________

     Total Telephone Plant                  3,609,374      280,372       153,529         289       3,736,506

NONREGULATED PLANT                             54,467        5,266           797        (289)         58,647
                                            _________   __________    __________       _______    __________

     Total Property, Plant and Equipment   $3,663,841   $  285,638    $  154,326       $  --      $3,795,153
                                          ===========   ==========    ==========       =======    ==========

- - ----------------------------
NOTES:

(1)  Represents:  Retirements or sales charged to accumulated
                  depreciation (Schedule VI, Note 2)                $  154,354
                  Other                                                    (28)
                                                                    __________
                  Total per Column D above                          $  154,326
                                                                    ==========

     Retirements include write-offs of customer premises equipment due to deregulation by the FCC.

(2) Represents prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.



                                GTE SOUTHWEST INCORPORATED

      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)

- - --------------------------------------------------------------------------------------------------------------
                 Column A                     Column B      Column C     Column D      Column E      Column F
          --------------------              ---------     ---------     ---------    ---------     ---------
                                                           Additions                    Other
                                                           Charged to                 Charges -
                                             Balance at    Costs and    Retirements      Add        Balance at
                                            Beginning of    Expenses     or Sales      (Deduct)      Close of
              Classification                    Year        (Note 1)     (Note 2)      (Note 3)        Year
- - --------------------------------------------------------------------------------------------------------------
Accumulated depreciation
 and amortization for
 the year ended:

   December 31, 1993                        $1,528,632      $257,031     $173,682      $ (1,773)     $1,610,208
                                            ==========      ========     ========      ========      ==========
   December 31, 1992                        $1,388,181      $248,848     $120,569       $12,172      $1,528,632
                                            ==========      ========     ========      ========      ==========
   December 31, 1991                        $1,264,184      $279,799     $154,354      $ (1,448)     $1,388,181
                                            ==========      ========     ========      ========      ===========

- - ----------
NOTES:

(1)  Reference is made to Note 1 of Notes to Financial
     Statements with respect to depreciation policy:             1993         1992         1991
                                                              _________   ___________   __________
     Total as shown in Statements of Income                   $  254,457   $  250,799   $  276,008
     General office allocations                                    2,479          228          (91)
     Other                                                            95       (2,179)       3,882
                                                              __________   __________    _________

     Total as shown above                                     $  257,031   $  248,848   $  279,799
                                                              ==========   ==========   ==========

(2)  Represents:  Retirements or sales credited
                  to property, plant and equipment
                  (Schedule V)                                $  173,683   $  120,585    $  154,326
                  Other                                               (1)         (16)           28
                                                              __________   __________    __________

                  Total as shown above                        $  173,682   $  120,569    $  154,354
                                                              ==========   ==========    ==========

(3) Represents:   Salvage                                     $    7,938   $   10,853    $    7,832
                  Removal costs                                   (9,790)      (8,983)      (10,521)
                  Other                                               79       10,302         1,241
                                                              __________   __________     _________

                 Total as shown above                         $   (1,773)  $   12,172    $   (1,448)
                                                              ==========   ==========    ==========

                          GTE SOUTHWEST INCORPORATED

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)
- - --------------------------------------------------------------------------------------------------------
          Column A                  Column B                Column C           Column D      Column E
     --------------------           ---------      ------------------------    ----------   ----------
                                                           Additions
                                                    -----------------------
                                                                 Charged       Deductions
                                    Balance at      Charged      to Other        from       Balance at
                                   Beginning of       to         Accounts      Reserves      Close of
         Description                   Year         Income       (Note 1)      (Note 2)        Year
- - --------------------------------------------------------------------------------------------------------------
Allowance for uncollectible
 accounts for the year ended:

   December 31, 1993                  $5,092       $21,424       $20,391      $28,763        $18,144
                                      ======       =======       =======      =======        =======
   December 31, 1992                  $4,120       $16,949       $22,263      $38,240        $ 5,092
                                      ======       =======       =======      =======        =======
   December 31, 1991                  $1,535       $12,971       $22,202      $32,588        $ 4,120
                                      ======       =======       =======      =======        =======

- - ----------
NOTES:

(1)  Recoveries of previously written-off amounts.

(2) Charges for purpose for which reserve was created. Represents write-offs of receivable accounts.

                          GTE SOUTHWEST INCORPORATED

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)


- - -----------------------------------------------------------------------------
          Column A                                     Column B
          ---------              --------------------------------------------
            Item                            Charged to Operating Expenses
- - -----------------------------------------------------------------------------

                                          1993         1992          1991
                                       -----------  ----------   -----------

Maintenance and repairs                $  207,048   $  186,486    $  191,939

Taxes, other than payroll
 and income taxes,
 are as follows:

 Real and personal property            $   38,343   $   33,820    $   36,643
   Other                                    7,149       15,339         2,109
   Portion of above taxes charged
   to plant and other accounts             (4,539)      (4,764)       (3,368)
                                       __________   __________    __________

Total                                  $   40,953   $   44,395    $   35,384
                                       ==========   ==========    ==========

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GTE SOUTHWEST INCORPORATED
                                      __________________________
                                             (Registrant)




Date  March 21, 1994                 By          JOHN C. APPEL
                                           ________________________
                                                 JOHN C. APPEL
                                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JOHN C. APPEL
- - ------------------------    President and Director               March 21, 1994
JOHN C. APPEL               (Principal Executive Officer)


GERALD K. DINSMORE
- - ------------------------    Senior Vice President - Finance      March 21, 1994
GERALD K. DINSMORE          and Planning and Director
                            (Principal Financial Officer)


WILLIAM M. EDWARDS, III
- - ------------------------    Controller                           March 21, 1994
WILLIAM M. EDWARDS, III     (Principal Accounting Officer)


RICHARD M. CAHILL
- - ------------------------    Director                             March 21, 1994
RICHARD M. CAHILL


MICHAEL B. ESSTMAN
- - ------------------------    Director                             March 21, 1994
MICHAEL B. ESSTMAN


KENT B. FOSTER
- - ------------------------    Director                             March 21, 1994
KENT B. FOSTER


THOMAS W. WHITE
- - ------------------------    Director                            March 21, 1994
THOMAS W. WHITE