Form 10-Q
period 1994-03-31
GTE SOUTHWEST INC
filed 1994-05-12
CIK 40874

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934

For the period ended      March 31, 1994

                               or

[   ]  Transition Report Pursuant to Section 13 or 15(d)  of  the
Securities
     Exchange Act of 1934


For the transition period from                to


Commission File Number:  1-7077


                        GTE SOUTHWEST INCORPORATED
         (Exact name of registrant as specified in its charter)

           DELAWARE                                75-0573444
          (State       or       other       jurisdiction       of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


       500     East    Carpenter    Freeway,    Irving,     Texas
75062
  (Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code       214-717-
7900


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES X   NO

The Company had 6,450,000 shares of $100 stated value common stock outstanding at April 30, 1994.

                   GTE SOUTHWEST INCORPORATED



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Statements of Income . . . . . . .. . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Balance Sheets - Assets. . . . . . . . . . . . . .
. . . .                                                     5

    Condensed Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     6

    Condensed Statements of Cash Flows. . . . . . . . . . . . . .
. . . .                                                     7

    Notes to Condensed Financial Statements. . . . . . . . . . .
. . .  .                                                    8


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     10
PART I.  FINANCIAL INFORMATION


                   GTE SOUTHWEST INCORPORATED

                 CONDENSED STATEMENTS OF INCOME

                                             Three Months Ended
                                                  March 31,
                                             1994        1993
                                            (Thousands of
Dollars)

OPERATING REVENUES:
 Local network services                  $   107,479 $    99,373
 Network access services                     111,068     106,451
 Long distance services                       48,905      47,325
 Equipment sales and services                 15,767      16,242
 Other                                        12,796      13,348
                                             296,015     282,739


OPERATING EXPENSES:
 Cost of sales and services                   80,722      72,141
 Depreciation and amortization                63,966      60,362
 Marketing, selling, general and
   administrative                             95,808      93,972
                                             240,496     226,475


 Net operating income                         55,519      56,264


OTHER (INCOME) DEDUCTIONS:
 Interest expense                             14,594      19,016
 Other - net                                     (30)
(223)


INCOME BEFORE INCOME TAXES                    40,955      37,471


INCOME TAXES                                  13,841      11,325


NET INCOME                               $    27,114 $    26,146






 Per share data is omitted since the Company's common stock is 100% owned by
 GTE Corporation (Parent Company).

 See Notes to Condensed Financial Statements.




                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased 4% or $1.0 million for the quarter ended March 31, 1994 compared to the same period in 1993. The increase reflects higher operating revenues as a result of continued growth in access lines and minutes of use offset by increased expenses related to the Pooling Alternative Settlement Plan established in 1994, higher amortization and depreciation and higher interest expense.

Operating Revenues

Operating revenues increased 5% or $13.3 million for the three months ended March 31, 1994 compared to the same period in 1993.

Local network service revenues increased 8% or $8.1 million for the three months ended March 31, 1994 compared to the same period in 1993. The increase is primarily the result of a 7% growth in access lines.

Network access service revenues increased 4% or $4.6 million for the three months ended March 31, 1994 compared to the same period in 1993. The increase is primarily the result of increased minutes of use and increased revenue related to the Texas Pooling Alternative Settlement Plan (PASP) which the Company elected to begin participating in effective January 1, 1994 after withdrawing from the toll pool. These increases are partially offset by a decrease in prices due to an access charge restructuring plan approved by the Public Utility Commission of Texas on April 1, 1992. The implementation of this plan resulted in a $40.6 million annual reduction in revenues effective September 1, 1992 and an additional $29.0 million effective September 1, 1993.

Long distance service revenues increased 3% or $1.6 million for the three months ended March 31, 1994 compared to the same period in 1993 due to increased transitional support payments from Southwestern Bell Telephone Company as a result of the Company's exit from the toll pool partially offset by lower revenues related to the Texas PASP.

Equipment sales and service revenues decreased 3% or $0.5 million for the three months ended March 31, 1994 compared to the same period in 1993. The decrease is primarily due to lower sales of nonregulated equipment, such as key telephone systems, video systems and large private branch exchange equipment. Partially offsetting this decrease is an increase in sales of data base listing services, voice messaging services and maintenance agreements.

Other operating revenues decreased 4% or $0.5 million for the three months ended March 31, 1994 compared to the same period in 1993. The decrease is due to lower rental revenue, higher provisions for uncollectible accounts and lower directory advertising revenue.






                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses

Operating expenses increased 6% or $14.0 million for the three months ended March 31, 1994 compared to the same period in 1993. The increase is primarily due to accruals established in 1994 for the Texas PASP. The accruals represent access charges for calls originated by the Company and terminated to another local exchange carrier. The increase is also due to higher data processing costs, higher depreciation and amortization expense due to a rate change in Texas and an increase in the plant base. These increases are partially offset by lower material and supply expense and lower right-to-use software fees.

Other Expenses

Interest expense decreased 23% or $4.4 million for the three months ended March 31, 1994 compared to the same period in 1993 primarily as a result of the refinancing of high-coupon long-term debt in the fourth quarter of 1993. In November 1993, the
Company called $501 million of debt with rates ranging from 7.875% to 11.75% and refinanced the debt with 5.82% and 6.54% Debentures.

Income taxes increased 22% or $2.5 million for the three months ended March 31, 1994 compared to the same period in 1993 primarily due to an increase in pretax income and lower reversal of tax rate differentials on deferred tax balances, adjustments to prior years' tax provisions and the declining effects of the amortization of deferred investment tax credits.


CAPITAL RESOURCES AND LIQUIDITY

The  Company's  primary source of funds during  the  first  three months  of 1994 was cash flow from operating activities of  $88.2 million  compared to $107.3 million for the same period  in  1993 primarily due to reductions in deferred tax balances.

Capital expenditures represent a significant use of funds during 1994 and 1993, reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first three months of 1994 were $64.3 million compared to $68.9 million during the same period in 1993.

Cash used for financing activities was $15.9 million in 1994 compared to $33.4 million in 1993. External financing included short-term borrowings of $23.7 million in 1994, compared to $45.2 million in 1993. Dividend payments in 1994 were $0.3 million compared to $78.5 million in 1993 since no dividends were declared on common stock for the fourth quarter of 1993 payable in 1994. An advance of $39.2 million in 1994 was provided to the Parent in the form of a note receivable.





                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


During the first quarter of 1994 the Company began implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from the parent, GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.


                   GTE SOUTHWEST INCORPORATED

                    CONDENSED BALANCE SHEETS

                             ASSETS


                                           March 31, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $    12,672 $     2,888
 Receivables, less allowances
 4 of $15,584 and $18,144, respectively      163,450     166,896
 Note receivable from affiliate               39,201          --
 Materials and supplies, at average cost      27,292      24,426
 Deferred income tax benefits                 30,548      29,915
 Prepayments and other                        11,742       3,378
   Total current assets                      284,905     227,503








PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             4,163,999   4,117,433
 Accumulated depreciation                 (1,659,227)
(1,610,208)
   Net property, plant and equipment       2,504,772   2,507,225








OTHER ASSETS                                  59,746      54,392







   TOTAL ASSETS                          $ 2,849,423 $ 2,789,120




  See Notes to Condensed Financial Statements.




                   GTE SOUTHWEST INCORPORATED

                    CONDENSED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                           March 31, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    77,637  $
53,965
 Accounts payable                            108,178      90,931
 Accrued taxes                                19,195      31,463
 Accrued interest                             16,632       6,311
 Accrued payroll and vacations                36,598      43,830
 Accrued dividends                            23,906         262
 Reserve for rate refunds                     99,338      98,362
 Accrued restructuring costs and other       126,374     126,191
   Total current liabilities                 507,858     451,315



LONG-TERM DEBT                               703,130     703,137



DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     587,553     586,931



PREFERRED STOCK, subject to
 mandatory redemption                         12,270      12,270



SHAREHOLDERS' EQUITY:
 Preferred stock                               7,600       7,600
 Common stock                                645,000     645,000
 Reinvested earnings                         386,012     382,867
   Total shareholders' equity              1,038,612   1,035,467




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,849,423  $
2,789,120





  See Notes to Condensed Financial Statements.




                   GTE SOUTHWEST INCORPORATED

               CONDENSED STATEMENTS OF CASH FLOWS



                                             Three Months Ended
                                                  March 31,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    27,114 $    26,146

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization            63,966      60,362
     Deferred income taxes and investment
       tax credits                             4,366      (7,934)
     Provision for uncollectible accounts               4,067
3,041
     Changes in current assets and current
       liabilities                            (2,354)
16,334
     Other  - net                             (8,961)
9,320
     Net cash from operating activities       88,198     107,269


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (64,287)
(68,943)
 Other - net                                   1,749        (355)
     Net cash used in investing activities            (62,538)
(69,298)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt retired                          (50)
(56)
 Dividends paid to shareholders                 (325)
(78,544)
 Net change in affiliate notes               (39,201)
- - --
 Increase in short-term debt                  23,700      45,200
     Net cash used in financing activities            (15,876)
(33,400)


Increase in cash                               9,784       4,571

Cash at beginning of period                    2,888       2,967

Cash at end of period                    $    12,672 $     7,538







 See Notes to Condensed Financial Statements.




                   GTE SOUTHWEST INCORPORATED

             NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On June 19, 1991, the Texas Third District Court of Appeals (Court of Appeals) affirmed in part and reversed, in part, a decision by the District Court of Travis County (District Court) regarding the Company's rate proceeding - Docket No. 5610. The Court of Appeals remanded the case to the PUC for proceedings consistent with the court's decision.

On April 15, 1992, the Company filed a Motion for Rehearing with the Court of Appeals which was denied without comment on August 26, 1992. On October 2, 1992, the Company filed an application for Writ of Error with the Texas Supreme Court. The Supreme Court denied all Writs of Error on December 31, 1992. On January 15, 1993, the Company filed a Motion for Rehearing with the Texas Supreme Court. On June 9, 1993, the Supreme Court granted all Motions for Rehearing and the Company's application for Writ of Error. On September 13, 1993, the Supreme Court heard oral arguments of the issues. The Company filed additional briefs in October 1993 and February 1994 with the Supreme Court. The Court will review the issues and a decision is expected to be reached sometime in 1994.

The Company, as a result of these decisions, established reserves and, beginning in July 1991, the Company began recording monthly additional pre-tax reserves. These reserves resulted in an after-tax charge to 1993 net income of $14.3 million. The after-tax charge to net income for the three months ended March 31, 1994 is $3.9 million.

Management is of the opinion that the current reserves are reasonable and prudent and it is unlikely that this issue will have any further material adverse effect on the Company's financial position or results of operations.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.










                   GTE SOUTHWEST INCORPORATED


PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings

    This item is herein incorporated by reference to Notes to Condensed Financial Statements included in Part I - Financial
Information.


Items 2 through 5 are not applicable for the quarter ended March
31, 1994.


Item 6.  Exhibits and Reports on Form 8-K

    GTE  Southwest Incorporated filed a report on Form 8-K  dated
January  13,  1994  on  January 14, 1994, under  Item  5,  "Other
Events."  No financial statements were filed with this report.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   GTE SOUTHWEST INCORPORATED
                                        (Registrant)






Date:  May 12, 1994                  WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)