Form 10-Q
period 1994-06-30
GTE SOUTHWEST INC
filed 1994-08-12
CIK 40874

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934

For the period ended      June 30, 1994

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

                                                 YES X   NO

The Company had 6,450,000 shares of $100 stated value common stock outstanding at July 31, 1994.

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
PART I.  FINANCIAL INFORMATION


                   GTE SOUTHWEST INCORPORATED

                 CONDENSED STATEMENTS OF INCOME

                              Three Months Ended            Six
Months Ended
                                   June 30,           June 30,
                              1994      1993      1994      1993
                                      (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $ 110,526 $ 103,052 $ 218,005 $ 202,425
 Network access services      112,969   104,764   224,037   211,215
 Long distance services        48,630    39,776    97,535    87,101
 Equipment sales and services          18,895    16,133    34,662
32,375
 Other                         18,562    15,398    31,358    28,746
                              309,582   279,123   605,597   561,862


OPERATING EXPENSES:
 Cost of sales and services    84,105    72,058   164,827   144,199
 Depreciation and amortization         64,310    60,579   128,276
120,941
 Marketing, selling, general and
   administrative              96,522   106,741   192,330   200,713
                              244,937   239,378   485,433   465,853


 Net operating income          64,645    39,745   120,164    96,009


OTHER (INCOME) DEDUCTIONS:
 Interest expense              14,420    19,203    29,014    38,219
 Gain on disposition of assets         (9,297)         --    (9,297)
- - --
 Other - net                      115     1,201        85       978


INCOME BEFORE INCOME TAXES     59,407    19,341   100,362    56,812


INCOME TAXES                   20,377     5,726    34,218    17,051


NET INCOME                  $  39,030 $  13,615 $  66,144 $  39,761


 Per share data is omitted since the Company's common stock is 100% owned by GTE
 Corporation (Parent Company).



 See Notes to Condensed Financial Statements.



                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased $25.4 million and $26.4 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increase reflects higher operating revenues as a result of continued growth in access lines and minutes of use, lower interest expense, a $6.2 million gain from the sale of Oklahoma properties to Eaglenet, Inc. in May 1994 and a one-time charge of $6.3 million, net of tax, associated with the enhanced early retirement and voluntary separation programs offered to all eligible employees during the second quarter of 1993. These increases are partially offset by increased expenses related to the Texas Pooling Alternative Settlement Plan established in 1994 and higher amortization and depreciation.

Operating Revenues

Operating revenues increased 11% or $30.5 million and 8% or $43.7 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993.

Local network service revenues increased 7% or $7.5 million and 8% or $15.6 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increases are primarily the result of customer growth as experienced in access line gain and increased revenue from custom calling and other enhanced features.

Network access service revenues increased 8% or $8.2 million and 6% or $12.8 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increases are primarily the result of increased minutes of use and increased revenue related to the Texas Pooling Alternative Settlement Plan (PASP) which the Company elected to begin participating in effective January 1, 1994 after withdrawing from the toll pool. These increases are partially offset by a decrease in prices due to an access charge restructuring plan approved by the Public Utility Commission of Texas (PUC) on April 1, 1992. The implementation of this plan resulted in a $40.6 million annual reduction in revenues effective September 1, 1992 and an additional $29.0 million effective September 1, 1993. The final phase of this plan will be effective September 1, 1994 with an additional annual rate reduction of $33.0 million.

Long distance service revenues increased 22% or $8.9 million and 12% or $10.4 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993 due to increased transitional support payments from Southwestern Bell Telephone Company as a result of the Company's exit from the toll pool and unfavorable prior period settlements reflected in the second quarter of 1993.






                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Equipment  sales  and  service revenues  increased  17%  or  $2.8 million and 7% or $2.3 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increases are primarily due to higher sales of data base listing services, voice messaging services and maintenance agreements. Partially offsetting these increases are lower sales of nonregulated equipment and lower rental revenue.

Other operating revenues increased 21% or $3.2 million and 9% or $2.6 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increases are due to higher operator service revenues, lower provisions for uncollectible accounts resulting from a change in the method of estimating the allowance and higher billing and collection revenue partially offset by lower directory and rental revenue.

Operating Expenses

Operating expenses increased 2% or $5.6 million and 4% or $19.6 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increase is primarily due to accruals established in 1994 for the Texas PASP. The accruals represent access charges for calls originated by the Company and terminated to another local exchange carrier. The increase is also due to higher data processing costs and higher depreciation and amortization expense due to a rate change in Texas and an increase in the plant base. These increases are partially offset by lower occupational and management labor costs and the absence of a one-time charge of $9.0 million associated with the enhanced early retirement and voluntary separation programs offered to all eligible employees that was recorded during the second quarter of 1993.

Other Expenses

Interest expense decreased 25% or $4.8 million and 24% or $9.2 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993 primarily as a result of the refinancing of high-coupon long-term debt in the fourth quarter of 1993. In November 1993, the Company called $501 million of debt with rates ranging from 7.875% to 11.75% and refinanced the debt with 5.82% and 6.54% Debentures in the fourth quarter of 1993.

The $9.3 million gain on disposition of assets represents the excess cash proceeds over book value of assets and liabilities sold to Eaglenet, Inc. in May 1994 (see Notes to Condensed
Financial Statements).

Income taxes increased $14.7 million and $17.2 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993 primarily due to increases in pretax income. The effective tax rate changed from 30% in 1993 to 34% in 1994 due to a change in the tax rate, investment tax credits and excess rate differentials.



                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first six months of 1994 was cash flow from operating activities of $144.7 million compared to $176.2 million for the same period in 1993. The year-to-year decrease in cash flow from operations is the result of an increase in working capital, primarily customer receivables, partially offset by improved operating results.

Capital expenditures represent a significant use of funds during 1994 and 1993, reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first six months of 1994 were $132.4 million compared to $130.8 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $300 million.

In May 1994, the Company sold a portion of its telephone plant in service, materials and supplies and access lines in the state of Oklahoma to Eaglenet, Inc. for $41 million. The proceeds were used primarily to retire long-term debt.

Cash used in financing activities was $44.3 million in 1994 compared to $47.6 million in 1993. External financing included short-term borrowings of $10.2 million in 1994, compared to $69.5 million in 1993. Dividend payments in 1994 were $24.3 million compared to $106.6 million in 1993. A dividend of $41.2 million is payable in the third quarter of 1994.

During the second quarter of 1994 the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services. Cash requirements for the implementation of the re-engineering plan during 1994 are expected to be largely offset by cost savings.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through the issuance of commercial paper or borrowings from the parent, GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.


                   GTE SOUTHWEST INCORPORATED

                    CONDENSED BALANCE SHEETS

                             ASSETS


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $    12,510 $     2,888
 Receivables, less allowances
   of $7,620 and $18,144, respectively       208,193     166,896
 Materials and supplies, at average cost      29,349      24,426
 Deferred income tax benefits                 31,438      29,915
 Prepayments and other                        11,782       3,378
   Total current assets                      293,272     227,503








PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             4,154,230   4,117,433
 Accumulated depreciation                 (1,666,264)
(1,610,208)
   Net property, plant and equipment       2,487,966   2,507,225








OTHER ASSETS                                  60,492      54,392







   TOTAL ASSETS                          $ 2,841,730 $ 2,789,120



  See Notes to Condensed Financial Statements.






                   GTE SOUTHWEST INCORPORATED

                    CONDENSED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    64,100  $
53,965
 Accounts payable                            113,884      90,931
 Accrued taxes                                25,458      31,463
 Accrued interest                              5,370       6,311
 Accrued payroll and vacations                34,577      43,830
 Accrued dividends                            41,248         262
 Reserve for rate refunds                    109,759      98,362
 Accrued restructuring costs and other       126,509     126,191
   Total current liabilities                 520,905     451,315



LONG-TERM DEBT                               673,296     703,137



DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     599,069     586,931



PREFERRED STOCK, subject to
 mandatory redemption                         12,130      12,270



SHAREHOLDERS' EQUITY:
 Preferred stock                               7,600       7,600
 Common stock                                645,000     645,000
 Reinvested earnings                         383,730     382,867
   Total shareholders' equity              1,036,330   1,035,467




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,841,730  $
2,789,120




  See Notes to Condensed Financial Statements.





                   GTE SOUTHWEST INCORPORATED

               CONDENSED STATEMENTS OF CASH FLOWS



                                              Six Months Ended
                                                   June 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    66,144 $    39,761

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization           128,276     120,941
     Deferred income taxes and investment
       tax credits                             2,175     (15,867)
     Provision for uncollectible accounts               8,236
11,362
     Gain on disposition of assets, net of tax         (6,236)
- - --
     Changes in current assets and current
       liabilities                           (57,795)
(3,891)
     Other  - net                              3,881      23,856
     Net cash from operating activities      144,681     176,162


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (132,430)
(130,778)
 Proceeds from sale of assets                 41,000          --
 Other - net                                     714        (382)
     Net cash used in investing activities            (90,716)
(131,160)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt retired                      (30,248)
(10,462)
 Dividends paid to shareholders              (24,295)
(106,630)
 Increase in short-term debt                  10,200      69,500
     Net cash used in financing activities            (44,343)
(47,592)


Increase (decrease) in cash                    9,622      (2,590)

Cash at beginning of period                    2,888       2,967

Cash at end of period                    $    12,510 $       377





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

(2) On June 19, 1991, the Texas Third District Court of Appeals (Court of Appeals) affirmed in part and reversed, in part, a decision by the District Court of Travis County (District Court) regarding the Company's rate proceeding - Docket No. 5610. The Court of Appeals remanded the case to the PUC for proceedings consistent with the court's decision. The Company has appealed the Court of Appeals ruling and a final decision is expected to be reached sometime in 1994.

Management is of the opinion that the current reserves that have been established for this issue are reasonable and prudent and it is unlikely that this issue will have any further material adverse effect on the Company's financial position or results of operations.

(3) On May 1, 1994, the Company sold a portion of its telephone plant in service, materials and supplies and customers (12,798 access lines) in the state of Oklahoma to Eaglenet, Inc. for
$41.0 million in cash. This represents less than 1% of the Company's access lines. The transaction was accounted for as a sale. The net sales proceeds exceeded the book value and therefore, a pretax gain of $9.3 million was recognized on the transaction. The proceeds from this transaction were used primarily to pay down long-term debt.

(4)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.
















                   GTE SOUTHWEST INCORPORATED


PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings

    This item is herein incorporated by reference to Notes to Condensed Financial Statements included in Part I - Financial
Information.


Items 2 through 6 are not applicable for the quarter ended June
30, 1994.




                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   GTE SOUTHWEST INCORPORATED
                                        (Registrant)






Date:  August 12, 1994               WILLIAM M. EDWARDS, III
                            . . . . . . . . . . . . . . . . . . .
. .
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)