Form 10-Q
period 1994-09-30
GTE SOUTHWEST INC
filed 1994-11-10
CIK 40874

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934

For the period ended      September 30, 1994

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

                                                 YES X   NO

The Company had 6,450,000 shares of $100 stated value common stock outstanding at October 31, 1994.

                   GTE SOUTHWEST INCORPORATED



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Statements of Income . . . . . . .. . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Balance Sheets - Assets. . . . . . . . . . . . . .
. . . .                                                     6

    Condensed Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     7

    Condensed Statements of Cash Flows. . . . . . . . . . . . . .
. . . .                                                     8

    Notes to Condensed Financial Statements. . . . . . . . . . .
. . .  .                                                    9


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     10

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     11
PART I.  FINANCIAL INFORMATION


                   GTE SOUTHWEST INCORPORATED

                 CONDENSED STATEMENTS OF INCOME

                              Three Months Ended            Nine
Months Ended
                                September 30,       September 30,
                              1994      1993      1994      1993
                                      (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $ 109,929 $ 100,681 $ 327,934 $ 303,106
 Network access services      114,758   110,113   338,795   321,328
 Long distance services        50,682    52,016   148,217   139,117
 Equipment sales and services          20,503    17,718    55,165
50,093
 Other                          7,420    14,866    38,778    43,612
                              303,292   295,394   908,889   857,256


OPERATING EXPENSES:
 Cost of sales and services    86,302    64,455   251,129   208,654
 Depreciation and amortization         65,154    70,838   193,430
191,779
 Marketing, selling, general and
   administrative             100,755    91,875   293,085   292,588
                              252,211   227,168   737,644   693,021


 Net operating income          51,081    68,226   171,245   164,235


OTHER (INCOME) DEDUCTIONS:
 Interest expense              13,413    18,864    42,427    57,083
 Gain on disposition of assets             --        --    (9,297)
- --
 Other - net                      (65)              350        20
1,328


INCOME BEFORE INCOME TAXES     37,733    49,012   138,095   105,824


INCOME TAXES                   12,766    14,076    46,984    31,127


INCOME BEFORE EXTRAORDINARY
  CHARGE                       24,967    34,936    91,111    74,697

EXTRAORDINARY CHARGE - EARLY
  RETIREMENT OF DEBT (net of
  income taxes of $16,098)         --    31,250        --    31,250

NET INCOME                  $  24,967 $   3,686 $  91,111 $  43,447
 Per share data is omitted since the Company's common stock is 100%
owned by GTE
 Corporation (Parent Company).
 See Notes to Condensed Financial Statements.

                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income was $25.0 million for the three months and $91.1 million for the nine months ended September 30, 1994 as compared to $3.7 million and $43.4 million for the same periods in 1993. Net income for 1993 includes a one-time charge associated with the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993, the extraordinary charge (net of tax) related to the early retirement of debt during the third quarter of 1993 and the gain (net of tax) associated with the sale of non-strategic properties in the state of Oklahoma during the second quarter of 1994. Excluding these special items, net income decreased 29% or $10.0 million for the three months and increased 5% or $4.1 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The third quarter decrease is primarily the result of a decrease in operating income, partially offset by a decrease in interest expense. The year-to-date increase is primarily the result of a decrease in interest expense, partially offset by an increase in income taxes and a decrease in operating income.

Operating Revenues

Operating revenues increased 3% or $7.9 million and 6%  or  $51.6 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993.

Local network service revenues increased 9% or $9.2 million and 8% or $24.8 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily the result of a growth in access lines and increased revenue from custom calling and other enhanced features.

Network access service revenues increased 4% or $4.6 million and 5% or $17.5 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily the result of increased minutes of use and increased revenue related to the Texas Pooling Alternative Settlement Plan (PASP) which the Company elected to begin participating in effective January 1, 1994. The increased revenue from the PASP does not increase operating income as there is a corresponding increase in operating expenses. These increases were partially offset by a decrease in prices due to an access charge restructuring plan approved by the Public Utility Commission of Texas (PUC) on April 1, 1992. The implementation of this plan resulted in a $40.6 million annual reduction in revenues effective September 1, 1992 and $29.0 million effective September 1, 1993. The final phase, effective September 1, 1994, will reduce revenues by an additional $33.0 million.

Long distance service revenues decreased 3% or $1.3 million and increased 7% or $9.1 million for the three months and nine months ended September 30, 1994, compared to the same periods in 1993. The decrease is due to favorable intrastate settlements in the third quarter of 1993. The year-to-date increase is primarily the result of revenues related to the previously mentioned Texas PASP, and an increase in the volume of toll calls for the year.
                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Equipment sales and service revenues increased 16% or $2.8 million and 10% or $5.1 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to an increase in sales of telephone systems, maintenance agreements and voice messaging services, partially offset by a decrease in non-regulated equipment rental revenues.

Other operating revenues decreased 50% or $7.4 million and 11% or $4.8 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are primarily due to lower directory advertising revenue as a result of lower directory sales, lower regulated equipment rental revenue and higher provisions for uncollectible accounts, partially offset by increased database 800 services.

Operating Expenses

Operating expenses increased 11% or $25.0 million and 6% or $44.6 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993. Excluding the $9.0 million one-time charge associated with the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993, operating expenses increased 8% or $53.6 million for the nine months ended September 30, 1994 compared to the same period in 1993. The increases are primarily due to increases in costs associated with the previously mentioned Texas PASP and increases in billing and collection costs, partially offset by decreases in labor and benefit costs from the headcount reductions that occurred in 1993.

Restructuring

As previously reported, during the fourth quarter of 1993, the Company recorded a one-time, pretax restructuring charge of $171.9 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.

In connection with the re-engineering plan, in the first nine months of 1994, expenditures of $12.7 million were incurred and charged to the restructuring reserve. These costs primarily reflect costs associated with the consolidation of customer contact, network operations and operator service centers, and separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.






                   GTE SOUTHWEST INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other (Income) Deductions

Interest expense decreased 29% or $5.5 million and 26% or $14.7 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993 primarily due to the refinancing of high-coupon debt in the fourth quarter of 1993.

On May 1, 1994 the Company sold a portion of its telephone plant-in-service, materials and supplies and customers (12,798 access lines) in the state of Oklahoma to Eaglenet, Inc. for $41.0 million. This represents less than 1% of the Company's access lines. The transaction was accounted for as a sale and a $9.3 million pretax gain was recorded.

Income tax expense decreased 9% or $1.3 million and increased 51% or $15.9 million for the three months and nine months ended September 30, 1994 compared to the same periods in 1993. The changes are primarily due to the changes in pretax income.
Adjustments to prior years' tax provisions in 1993 partially offset the third quarter's decrease and contributed to the year-to-date increase.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first nine months of 1994 was cash flow from operating activities of $261.0 million compared to $315.9 million in 1993. The year-to-date decrease in cash flow from operating activities is the result of an increase in working capital, primarily customer receivables and prepaid income taxes, partially offset by an increase in accounts payable and improved operating results.

The Company's capital expenditures during the first nine months of 1994 were $203.7 million compared to $196.6 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $300 million.

In May 1994, the Company sold a portion of its telephone plant-in-service, materials and supplies and access lines in the state of Oklahoma to Eaglenet, Inc. for $41 million. The proceeds were used primarily to reduce long-term debt.

Cash used in financing activities was $90.8 million in 1994 compared to $117.8 million in 1993, including dividend payments of $65.6 million in 1994 compared to $131.9 million in 1993. External financing included short-term borrowings of $5.0 million in 1994, compared to $24.8 million in 1993, and the repayment of $30.2 million of long-term debt in 1994 with the proceeds from the sale of non-strategic properties, compared to $10.7 million in 1993.





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


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If the Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.




























                   GTE SOUTHWEST INCORPORATED

                    CONDENSED BALANCE SHEETS

                             ASSETS


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $    15,934 $     2,888
 Receivables, less allowances
   of $13,486 and $18,144, respectively      203,772     166,896
 Materials and supplies, at average cost      29,404      24,426
 Deferred income tax benefits                 33,081      29,915
 Prepayments and other                        27,820       3,378
   Total current assets                      310,011     227,503








PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             4,201,713   4,117,433
 Accumulated depreciation                 (1,713,511)
(1,610,208)
   Net property, plant and equipment       2,488,202   2,507,225








OTHER ASSETS                                  59,919      54,392







   TOTAL ASSETS                          $ 2,858,132 $ 2,789,120





  See Notes to Condensed Financial Statements.




                   GTE SOUTHWEST INCORPORATED

                    CONDENSED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    58,905  $
53,965
 Accounts payable                            121,968      90,931
 Accrued taxes                                30,157      31,463
 Accrued interest                             15,803       6,311
 Accrued payroll and vacations                37,767      43,830
 Accrued dividends                            27,257         262
 Reserve for rate refunds                    114,057      98,362
 Accrued restructuring costs and other       124,688     126,191
   Total current liabilities                 530,602     451,315



LONG-TERM DEBT                               673,328     703,137



DEFERRED CREDITS AND RESERVES, primarily
 deferred income taxes, investment tax
 credits and restructuring costs             608,107     586,931



PREFERRED STOCK, subject to
 mandatory redemption                         12,130      12,270



SHAREHOLDERS' EQUITY:
 Preferred stock                               7,600       7,600
 Common stock                                645,000     645,000
 Reinvested earnings                         381,365     382,867
   Total shareholders' equity              1,033,965   1,035,467




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,858,132  $
2,789,120




  See Notes to Condensed Financial Statements.




                   GTE SOUTHWEST INCORPORATED

               CONDENSED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended
                                               September 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before extraordinary charge      $    91,111 $    74,697
 Adjustments to reconcile income before
   extraordinary charge to net cash from
   operating activities:
     Depreciation and amortization           193,430     191,779
     Deferred income taxes and investment
       tax credits                             6,631     (23,684)
     Provision for uncollectible accounts              18,485
16,799
     Gain on disposition of assets, net of tax         (5,990)
- --
     Changes in current assets and current
       liabilities                           (50,834)
31,034
     Other  - net                              8,171      25,316
     Net cash from operating activities      261,004     315,941


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (203,716)
(196,587)
 Proceeds from sale of assets                 41,000          --
 Other - net                                   5,597        (452)
     Net cash used in investing activities           (157,119)
(197,039)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt retired                      (30,221)
(10,665)
 Dividends paid to shareholders              (65,618)
(131,906)
 Increase in short-term debt                   5,000      24,800
     Net cash used in financing activities            (90,839)
(117,771)


Increase in cash                              13,046       1,131

Cash at beginning of period                    2,888       2,967

Cash at end of period                    $    15,934 $     4,098






 See Notes to Condensed Financial Statements.




                   GTE SOUTHWEST INCORPORATED

             NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On June 19, 1991, the Texas Third District Court of Appeals (Court of Appeals) affirmed in part and reversed, in part, a decision by the District Court of Travis County (District Court) regarding the Company's rate proceeding - Docket No. 5610. The Court of Appeals remanded the case to the PUC for proceedings consistent with the court's decision. The Company has appealed the Court of Appeals ruling and a final decision is expected to be reached in the fourth quarter of 1994.

Management is of the opinion that the current reserves that have been established for this issue are reasonable and prudent and it is unlikely that this issue will have any further material adverse effect on the Company's financial position or results of operations.

(3) On May 1, 1994, the Company sold a portion of its telephone plant-in-service, materials and supplies and customers (12,798 access lines) in the state of Oklahoma to Eaglenet, Inc. for
$41.0 million in cash. This represents less than 1% of the Company's access lines. The transaction was accounted for as a sale and a pretax gain of $9.3 million was recorded. The proceeds from this transaction were used primarily to pay down long-term debt.

(4) During the third quarter of 1993, the Company called $501 million of high-coupon first-mortgage bonds. As a result, a pretax extraordinary charge of $47.3 million was recorded to reflect the expenses of calling these bonds. The after-tax extraordinary charge amounted to $31.3 million.

(5)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.













                   GTE SOUTHWEST INCORPORATED


PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

    This item is herein incorporated by reference to Notes to Condensed Financial Statements included in Part I - Financial
Information.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          (27) Financial Data Schedule.

     (b) The Company filed no reports on Form 8-K during the third quarter of 1994.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                   GTE SOUTHWEST INCORPORATED
                                        (Registrant)






Date:  November 10, 1994             WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                    (Chief Accounting Officer)