Form 10-K405
GTE SOUTHWEST INC
filed 1995-03-30
CIK 40874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended         December 31, 1994

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                   to


Commission File Number          1-7077

                           GTE SOUTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               75-0573444
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

500 East Carpenter Freeway, Irving, Texas                           75062
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

Registrant's telephone number, including area code          214-717-7900

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                           WHICH REGISTERED
             -------------------                       -------------------------
FIRST MORTGAGE BONDS-7 1/2%-SERIES, DUE 2002            AMERICAN STOCK EXCHANGE
FIRST MORTGAGE BONDS-7 3/4%-SERIES, DUE 2003            AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

4.60%    SERIES   CUMULATIVE PREFERRED STOCK         $20        PAR VALUE
5.10%    SERIES   CUMULATIVE PREFERRED STOCK         $20        PAR VALUE

                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---   ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ---

THE COMPANY HAD 6,450,000 SHARES OF $100 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

                                TABLE OF CONTENTS

Item                                                                            Page
----                                                                            ----
PART I

         1.       Business                                                        1

         2.       Properties                                                      4

         3.       Legal Proceedings                                               4

         4.       Submission of Matters to a Vote of Security Holders             4

PART II

         5.       Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                             5

         6.       Selected Financial Data                                         6

         7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             7

         8.       Financial Statements and Supplementary Data                    13

         9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                            34

PART III

         10.      Directors and Executive Officers of the Registrant             35

         11.      Executive Compensation                                         39

         12.      Security Ownership of Certain Beneficial Owners
                  and Management                                                 46

         13.      Certain Relationships and Related Transactions                 47

PART IV

         14.      Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                    48

                                     PART I

Item 1.  Business

GTE Southwest Incorporated (the Company) was incorporated in Delaware in 1926. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Arkansas, New Mexico, Oklahoma and Texas.

On May 1, 1994, the Company sold a portion of its telephone plant-in-service, materials and supplies and customers (representing 12,798 access lines) in the state of Oklahoma to Eaglenet, Inc. On November 30, 1994, the Company sold a portion of its telephone plant-in-service, materials and supplies and customers (representing 8,898 access lines) in the state of Oklahoma to Pioneer Telephone Cooperative, Inc.

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carrier. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily AT&T Corp. The number of access lines served has grown steadily from 1,365,164 on January 1, 1990 to 1,734,364 on December 31, 1994.

The number of access lines in the states in which the Company operates as of December 31, 1994 was as follows:

                                                                        Access
                        State                                        Lines Served
                    -------------                                    ------------
                    Texas                                               1,503,668
                    Oklahoma                                              109,170
                    Arkansas                                               78,965
                    New Mexico                                             42,561
                                                                     ------------
                      Total                                             1,734,364
                                                                     ============

The Company's principal line of business is providing telecommunication services. These services fall into five major classes including local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                                  Years Ended December 31
                                      ------------------------------------------------
                                        1994               1993                1992
                                        ----               ----                ----
                                                  (Thousands of Dollars)
Local Network Services                $ 451,406          $ 421,004           $ 391,601
% of Total Revenues                          37%                36%                 33%

Network Access Services               $ 447,481          $ 438,046           $ 482,636
% of Total Revenues                          37%                38%                 41%

Long Distance Services                $ 198,227          $ 189,954           $ 204,708
% of Total Revenues                          16%                16%                 17%

Equipment Sales and Services          $  81,735          $  72,394           $  67,125
% of Total Revenues                           7%                 6%                  6%

Other                                 $  31,771          $  40,967           $  35,715
% of Total Revenues                           3%                 4%                  3%

At December 31, 1994, the Company had 6,433 employees. The Company has written agreements with the Communications Workers of America (CWA). During 1995, two contracts with the CWA will expire.

  Telephone Competition and Regulatory Developments

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 12 of the Company's financial statements included in Item 8.

During 1994, the Company began implementation of a three-year $172 million re-engineering plan. In the initial year of the plan, $37 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Dallas, Texas, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

Many states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and five states, none within the Company's operating jurisdictions, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. GTE is challenging these orders primarily based on the lack of equality since the Company is prohibited from providing interLATA toll service.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC also adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts the Company's direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

Item 2.  Properties

The Company's property consists of network facilities (81%), company facilities (15%), customer premises equipment (1%) and other (3%). From January 1, 1990 to December 31, 1994, the Company made gross property additions of $1.5 billion and property retirements of $1.0 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.

Item 3.  Legal Proceedings

See Note 12 to the Company's financial statements included in Item 8.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.

TRANSFER AGENT AND REGISTRAR

The Transfer Agent and Registrar for the Company's common stock, preferred stock and no par preferred stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191

10-K REPORT

A copy of the 1994 annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317) 896-6464

PARENT COMPANY ANNUAL REPORT

A copy of the 1994 annual report of our parent company may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

Item 6.  Selected Financial Data

                           GTE Southwest Incorporated

                                                         For the years ended December 31,
                                          ----------------------------------------------------------------
                                             1994         1993(b)           1992           1991         1990
                                          ----------    ----------       ----------     ----------    -------
                                                                  (Thousands of Dollars)
SELECTED INCOME STATEMENT ITEMS (a)

Operating revenues                        $1,210,620    $1,162,365       $1,181,785     $1,134,028    $1,143,273
Operating expenses                           996,398     1,105,308          883,119        931,610       911,992
                                          ----------    ----------       ----------     ----------    ----------

Net operating income                         214,222        57,057          298,666        202,418       231,281
Interest expense                              56,499        73,874           76,177         79,284        73,894
Gain on disposition of assets                (21,921)           --               --             --            --
Other - net                                   (4,096)        1,635            2,390         (2,754)       15,437
Income tax provision (benefit)                60,354       (30,661)          72,720         24,757        31,245
                                          ----------    -----------      ----------     ----------    ----------
Income before
  extraordinary charge                       123,386        12,209          147,379        101,131       110,705
Extraordinary charge                              --        31,250               --             --            --
                                          ----------    ----------       ----------     ----------    ----------
Net income (loss)                         $  123,386    $  (19,041)      $  147,379     $  101,131    $  110,705
                                          ==========    ===========      ==========     ==========    ==========

Dividends declared on common stock        $  142,804    $   77,548       $  143,983     $   65,145    $  103,522
Dividends declared on preferred
  stock                                        1,258         1,409            1,588          1,703         1,900

-------------------------------------------------------------------------------------------------------------


                                                                As of December 31,
                                          -------------------------------------------------------------------
                                             1994          1993             1992           1991          1990
                                          ----------    ----------       ----------     ----------    -------
                                                                  (Thousands of Dollars)
SELECTED BALANCE SHEET ITEMS

Investment in property, plant
  and equipment - net                     $2,496,280    $2,507,225       $2,467,354     $2,406,972    $2,399,657
Total assets                               2,831,535     2,789,120        2,761,210      2,697,727     2,658,866
Long-term debt and preferred stock,
  subject to mandatory redemption            683,676       715,407          719,175        780,136       690,934
Common stock and reinvested earnings       1,007,191     1,027,867        1,125,865      1,124,057     1,089,774
-------------------------------------------------------------------------------------------------------------


                                                                As of December 31,
                                          -------------------------------------------------------------------
                                             1994          1993             1992           1991        1990
                                          ----------    ----------       ----------     ----------    -------
SELECTED STATISTICS

Access lines                               1,734,364     1,641,324        1,553,539      1,475,743     1,423,073
Access line gain                              93,040        87,785           77,796         52,670        57,909
Net investment in property, plant
  and equipment per access line           $    1,439    $    1,528       $    1,588     $    1,631    $    1,686
Number of employees                            6,433         7,184            7,809          7,673         8,219
Access lines per employee                        270           228              199            192           173
Capital expenditures (thousands)          $  301,951    $  300,616       $  293,117     $  285,638    $  270,407
-------------------------------------------------------------------------------------------------------------


(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) Net operating income in 1993 included a $172.0 million pretax charge for restructuring costs which reduced net income by $105.9 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE Southwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local exchange, network access and long distance telecommunications services in Arkansas, New Mexico, Oklahoma and Texas. The Company also markets telecommunications systems and equipment. The Company serves over 1.7 million access lines in its operating territory, with 87% of these lines in Texas.

RESULTS OF OPERATIONS

Net income was $123 million for 1994 including a $15 million gain, net of tax, associated with the sale of certain non-strategic properties in Oklahoma. In 1993 a net loss of $19 million was recorded, including one-time after-tax charges totaling $143 million to restructure operations, complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt.

Excluding these special items, net income decreased 13% or $16 million in 1994 and 16% or $23 million in 1993. The 1994 decrease is primarily the result of voluntary network access rate reductions during 1993 and 1994 in an ongoing effort to price services more competitively and an increase in cost of sales and services and depreciation and amortization expenses, partially offset by a decrease in interest expense. The 1993 decrease reflected lower operating revenues due to voluntary rate reductions and the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993.

  OPERATING REVENUES

Operating revenues were $1.21 billion and $1.16 billion for 1994 and 1993, respectively. This reflects an increase of 4% or $48 million in 1994 compared to a decrease of 2% or $19 million in 1993.

Local network service revenues are comprised mainly of fees charged to customers for providing local exchange service. In 1994 local network service revenues were $451 million compared to $421 million in 1993. This represents increases of 7% or $30 million in 1994 and 8% or $29 million in 1993. These increases are primarily the result of expansion of local calling zones and an increase in access lines.

Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long-distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long-distance service. Revenues derived from network access services were $447 million in 1994 and $438 million in 1993. This represents an increase of 2% or $9 million during 1994 and a decrease of 9% or $45 million in 1993. The 1994 increase is primarily the result of an increase in minutes of use and increased revenue related to the Texas Pooling Alternative Settlement Plan
(PASP) which the Company elected to begin participating in effective January 1, 1994. The increased revenue from PASP does not increase operating income as there is a corresponding increase in operating expenses. These increases are partially offset by revenue decreases resulting from the Company's exit from old pooling arrangements and an access charge restructuring plan which was approved by the Public Utility Commission of Texas (PUC) on April 1, 1992. The implementation of this plan resulted in a $41 million annual reduction, effective September 1, 1992, a $29 million annual reduction, effective September 1, 1993, and a final annual reduction of $33 million which became effective September 1, 1994. The 1993 decrease was primarily the result of the access charge restructuring plan previously mentioned and lower interstate rates. The Company's annual interstate rates were voluntarily reduced by $1 million effective July 1, 1992, $4 million effective July 17, 1992, $9 million effective October 2, 1992 and $11 million effective December 15, 1992. These reductions were partially offset by an increase in minutes of use in 1993.

The Company's revenues for long distance services are provided under bill and keep arrangements or settlement arrangements with various telephone companies. Long distance service revenues for 1994 were $198 million and $190 million in 1993, representing a 4% or $8 million increase in 1994, and a decrease of 7% or $15 million in 1993. The 1994 increase is primarily the result of an increase in the volume of toll calls and an increase in directory assistance revenues. The 1993 decrease was primarily the result of lower settlements.

Revenues derived from equipment sales and services were $82 million in 1994 and $72 million in 1993. This represents increases of 13% or $10 million in 1994 and 8% or $5 million in 1993. These increases are due to higher sales of nonregulated equipment, such as single-line telephones, large private branch equipment, voice messaging services and maintenance agreements.

Other operating revenues were $32 million and $41 million in 1994 and 1993, respectively. This represents a decrease of 22% or $9 million in 1994 compared to an increase of 14% or $5 million in 1993. The 1994 decrease is primarily due to higher provisions for uncollectible accounts and lower regulated rental revenues. The 1993 increase was primarily due to lower provisioning for the Texas rate case reserve in 1993 compared to 1992, partially offset by increased operator service and regulated rental revenues. The Texas rate case reserve represents the results of the Texas Court of Appeals' decision concerning the 1989 Texas rate order (see Note 12 to the financial statements included in Item
8).

  OPERATING EXPENSES

Cost of sales and services were $342 million and $281 million for 1994 and 1993, respectively. This represents increases of 22% or $61 million in 1994 and 11% or $27 million in 1993. The 1994 increase is primarily the result of costs associated with the previously mentioned Texas PASP, increased installation and maintenance expenses and an increase in materials expense. The 1993 increase reflected costs associated with the adoption of SFAS No. 106 effective January 1, 1993. As a result of the adoption of the new standard, expenses increased $24 million in 1993.

Depreciation and amortization expense was $272 million in 1994 compared to $254 million in 1993, reflecting increases of 7% or $18 million in 1994 and 1% or $4 million in 1993. The 1994 increase is primarily the result of an increase in the composite annual depreciation rate. The 1993 increase was primarily due to higher depreciation rates in several jurisdictions as well as increased plant balances.

Expenses for marketing, selling, general and administrative costs were $382 million in 1994 and $398 million in 1993. The 1993 expense included a one-time charge of $9 million associated with the enhanced early retirement and voluntary separation programs offered to eligible employees. Excluding this charge, marketing, selling, general and administrative costs decreased 2% or $7 million in 1994 compared to an increase of 3% or $10 million in 1993. The 1994 decrease is primarily the result of a decrease in data processing costs. The 1993 increase reflected costs of $15 million associated with the adoption of SFAS No. 106 in addition to higher data processing costs due to system conversions. These increases were partially offset by lower advertising expenses and lower franchise taxes.

  OTHER (INCOME) DEDUCTIONS

Interest expense was $56 million in 1994 and $74 million in 1993, reflecting decreases of 24% or $18 million in 1994 and 3% or $2 million in 1993. These decreases are primarily the result of lower average interest rates obtained through the high-coupon debt refinancing in November 1993.

The $22 million pretax gain on disposition of assets represents the combined excess of cash proceeds over book value of assets and liabilities sold to Eaglenet, Inc. on May 1, 1994 and to Pioneer Telephone Cooperative, Inc. on November 30, 1994 (see Note 3 to the financial statements included in Item 8).

Income tax expense was $60 million in 1994, compared to an income tax benefit of $31 million for 1993. This represents an increase of $91 million in 1994 compared to a decrease of $103 million in 1993. The increase in 1994 is primarily due to increases in pretax income and favorable adjustments made in 1993 to prior years' tax liabilities. The decrease in 1993 was primarily due to decreases in pretax income and adjustments to prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available through the issuance of short-term or long-term debt. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from the parent, GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during 1994 and 1993 was cash flows from operations of $350 million and $469 million, respectively. The decrease is primarily the result of an increase in customer receivables and unfavorable timing of tax payments, partially offset by an increase in customer and affiliate payables.

Capital expenditures represent the largest use of funds during 1994, reflecting the Company's continued growth in access lines and modernization of current facilities and provisioning of new products and services. The Company's capital expenditures during 1994 were $302 million compared to $301 million during 1993. These expenditures are partially offset in 1994 by the $68 million received in the sale of certain non-strategic properties (see Note 3 to the Financial Statements). The Company's anticipated construction costs for 1995 are expected to increase slightly from the 1994 level, reflecting continued modernization of facilities and anticipated growth.

Cash used in financing activities was $112 million in 1994 compared to $173 million in 1993. This included dividend payments of $93 million in 1994 compared to $157 million in 1993. The decrease reflects timing differences in the payment of dividends in 1994 compared to 1993. External financing included net short-term borrowings of $19 million in 1994, compared to $22 million in 1993. The Company retired $38 million of long-term debt and preferred stock in 1994 compared to $13 million in 1993.

In November 1993, the Company called $501 million of high-coupon first mortgage bonds with varying maturities. These bonds had coupons ranging from 7.875% to 11.75%. In December 1993, the Company issued $250 million of 5.82% debentures due 1999 and $250 million of 6.54% debentures due 2005 to refinance these bonds. The expense of calling these bonds is reflected as an extraordinary after-tax charge of $31 million in the Statements of Income.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 12 of the Company's financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $172 million re-engineering plan. During 1994, the initial year of the three-year plan, $37 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Dallas, Texas, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

                              STATEMENTS OF INCOME
                           GTE Southwest Incorporated

Years ended December 31                           1994                1993               1992
-----------------------                        ----------          ----------          -------
                                                             (Thousands of Dollars)
OPERATING REVENUES (a):
   Local network services                      $  451,406          $  421,004          $  391,601
   Network access services                        447,481             438,046             482,636
   Long distance services                         198,227             189,954             204,708
   Equipment sales and services                    81,735              72,394              67,125
   Other                                           31,771              40,967              35,715
                                               ----------          ----------          ----------
                                                1,210,620           1,162,365           1,181,785
                                               ----------          ----------          ----------
OPERATING EXPENSES (b):
   Cost of sales and services                     341,746             280,841             253,601
   Depreciation and amortization                  272,294             254,457             250,799
   Marketing, selling, general and
     administrative                               382,358             398,056             378,719
   Restructuring costs                                 --             171,954                  --
                                               ----------          ----------          ----------
                                                  996,398           1,105,308             883,119
                                               ----------          ----------          ----------
NET OPERATING INCOME                              214,222              57,057             298,666
                                               ----------          ----------          ----------
OTHER (INCOME) DEDUCTIONS:
   Interest expense                                56,499              73,874              76,177
   Gain on disposition of assets                  (21,921)                 --                  --
   Other - net                                     (4,096)              1,635               2,390
                                               ----------          ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES                 183,740             (18,452)            220,099
                                               ----------          ----------          ----------
INCOME TAX PROVISION (BENEFIT)                     60,354             (30,661)             72,720
                                               ----------          ----------          ----------
INCOME BEFORE EXTRAORDINARY CHARGE                123,386              12,209             147,379

EXTRAORDINARY CHARGE - EARLY RETIREMENT OF
  DEBT (NET OF INCOME TAXES OF $16,098)                --              31,250                  --
                                               ----------          ----------          ----------
NET INCOME (LOSS)                              $  123,386          $  (19,041)         $  147,379
                                               ==========          ==========          ==========

(a) Includes billings to affiliates of $35,658, $37,803 and $47,492 for the years 1994-1992, respectively.

(b) Includes billings from affiliates of $78,423, $71,165 and $59,233 for the years 1994-1992, respectively.

                        STATEMENTS OF REINVESTED EARNINGS

Years ended December 31                            1994                1993                1992
-----------------------                         ----------          ----------          -------
                                                             (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                    $  382,867          $  480,865          $  479,057
ADD -
  Net income (loss)                                123,386             (19,041)            147,379
DEDUCT -
  Cash dividends declared on common stock          142,804              77,548             143,983
  Cash dividends declared on
    preferred stock                                  1,258               1,409               1,588
                                                ----------          ----------          ----------
BALANCE AT END OF YEAR                          $  362,191          $  382,867          $  480,865
                                                ==========          ==========          ==========

See Notes to Financial Statements.

                                 BALANCE SHEETS
                           GTE Southwest Incorporated

December 31                                                 1994                  1993
-----------                                             -----------           -----------
                                                              (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                 $     9,333           $     2,888
   Accounts receivable
     Customers (including unbilled revenues)                191,791               135,548
     Affiliated companies                                     9,485                15,748
     Other                                                   17,766                33,744
     Allowance for uncollectible accounts                   (17,215)              (18,144)
   Materials and supplies                                    18,449                24,426
   Deferred income tax benefits                              21,444                29,915
   Prepayments and other                                     17,141                 3,378
                                                        -----------           -----------
                                                            268,194               227,503
                                                        -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                          4,017,714             4,117,433
   Accumulated depreciation                              (1,521,434)           (1,610,208)
                                                        -----------           -----------
                                                          2,496,280             2,507,225
                                                        -----------           -----------
OTHER ASSETS                                                 67,061                54,392
                                                        -----------           -----------
TOTAL ASSETS                                            $ 2,831,535           $ 2,789,120
                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                      $    66,595           $    47,800
   Current maturities of long-term debt                         108                 6,165
   Accounts payable                                         102,783                72,358
   Affiliate payables and accruals                           30,369                18,573
   Advanced billings and customer deposits                   27,794                30,435
   Accrued taxes                                             27,361                31,463
   Accrued interest                                           5,448                 6,311
   Accrued payroll and vacations                             37,068                43,830
   Accrued dividends                                         51,374                   262
   Reserves for rate refunds                                117,660                98,362
   Accrued restructuring costs and other                     77,898                95,756
                                                        -----------           -----------
                                                            544,458               451,315
                                                        -----------           -----------
LONG-TERM DEBT                                              673,346               703,137
                                                        -----------           -----------
DEFERRED CREDITS:
   Deferred income taxes                                    375,388               386,875
   Employee benefit obligations                              76,638                54,456
   Restructuring costs and other                            136,584               145,600
                                                        -----------           -----------
                                                            588,610               586,931
                                                        -----------           -----------
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION             10,330                12,270
                                                        -----------           -----------
SHAREHOLDERS' EQUITY:
   Preferred stock                                            7,600                 7,600
   Common stock (6,450,000 shares outstanding)              645,000               645,000
   Reinvested earnings                                      362,191               382,867
                                                        -----------           -----------
                                                          1,014,791             1,035,467
                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,831,535           $ 2,789,120
                                                        ===========           ===========

See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                           GTE Southwest Incorporated

Years ended December 31                             1994                1993                1992
-----------------------                          ----------          ----------          ----------
                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before extraordinary charge            $  123,386          $   12,209          $  147,379
   Adjustments to reconcile income
   before extraordinary charge to net
   cash from operating activities:
      Depreciation and amortization                 272,294             254,457             250,799
      Restructuring costs                                --             171,954                  --
      Deferred income taxes and investment
        tax credits                                  (5,626)            (94,084)              3,778
      Gain on disposition of assets, net
        of tax                                      (14,664)                 --                  --
      Provision for uncollectible accounts           25,567              21,424              16,949
      Change in current assets and current
        liabilities                                 (64,106)             61,055              (1,986)
      Other - net                                    13,398              41,588             (13,247)
                                                 ----------          ----------          ----------
      Net cash from operating activities            350,249             468,603             403,672
                                                 ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                            (301,951)           (300,616)           (293,117)
   Proceeds from sale of assets                      67,750                  --                  --
   Other - net                                        2,562               4,788               1,877
                                                 ----------          ----------          ----------
      Net cash used in investing activities        (231,639)           (295,828)           (291,240)
                                                 ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt issued                                 --             496,666                  --
   Early retirement of debt and related
      call premium                                       --            (521,578)                 --
   Long-term debt and preferred
      stock retired                                 (38,010)            (12,565)            (60,774)
   Dividends paid to shareholders                   (92,950)           (157,177)            (81,591)
   Increase in short-term debt                       18,795              21,800              26,000
                                                 ----------          ----------          ----------
      Net cash used in financing activities        (112,165)           (172,854)           (116,365)
                                                 -----------         ----------          ----------

INCREASE (DECREASE) IN CASH                           6,445                 (79)             (3,933)

CASH:
   Beginning of year                                  2,888               2,967               6,900
                                                 ----------          ----------          ----------
   End of year                                   $    9,333          $    2,888          $    2,967
                                                 ==========          ==========          ==========

See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                           GTE Southwest Incorporated

                  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GTE Southwest Incorporated (the Company) is a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $80.3 million, $108.0 million and $122.1 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $78.4 million, $71.2 million and $59.2 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $35.7 million, $37.8 million and $47.5 million for the years 1994-1992, respectively.

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the Federal Communications Commission (FCC) and the state regulatory commissions. The provisions for depreciation and amortization were equivalent to composite annual rates of 6.8%, 6.4% and 6.6% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and the regulatory commissions in each of the Company's operating jurisdictions and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 8, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. SFAS No. 109 changed the method by which companies account for income taxes. Among other things, the Statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $67 million. The estimated fair value of long-term debt as of December 31, 1993, exceeded the carrying value by approximately $17 million.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

PRIOR YEARS' FINANCIAL STATEMENTS

Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.

                             2. RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $172.0 million, which reduced net income by $105.9 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $68.8 million to upgrade or replace existing customer service and administrative systems and enhance network software, $77.8 million for employee separation benefits associated with workforce reductions and $21.0 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $37.4 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate in 1995.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pretax charge of $9.2 million which reduced net income by $6.4 million.

                            3. PROPERTY REPOSITIONING

On May 1, 1994, the Company sold a portion of its telephone plant-in-service, materials and supplies and customers (representing 12,798 access lines) in the state of Oklahoma to Eaglenet, Inc. for $41.0 million in cash. This represents less than 1% of the Company's access lines. A pretax gain of $9.3 million was recorded on the sale. The proceeds from this transaction were used primarily to pay down long-term debt.

On November 30, 1994 the Company sold a portion of its telephone plant-in-service, materials and supplies and customers (representing 8,898 access lines) in the state of Oklahoma to Pioneer Telephone Cooperative, Inc. for $26.8 million in cash. The property sold represents less than 1% of the Company's access lines. A pretax gain of $12.6 million was recorded on the sale. The proceeds from this transaction were used primarily to pay down short-term commercial paper borrowings.

                               4. PREFERRED STOCK

The authorized cumulative preferred stock, not subject to mandatory redemption, consists of 2,060,758 shares. Shares outstanding at December 31, 1994 and 1993 are as follows:

                                          Shares             Amount*
                                        ---------           --------
OUTSTANDING
  $2.20   no par value                     32,000           $  1,600
   5.10% $20 par value                    300,000              6,000
                                        ---------           --------
    Total                                 332,000           $  7,600
                                        ---------           --------

Cumulative preferred stock, subject to mandatory redemption, is as follows:

December 31                                     1994                                    1993
-----------                             --------------------                -----------------------------
AUTHORIZED                                Shares                               Shares
                                        ---------                            ---------
   4.60% $20 par value                    350,000                              350,000
  $8.10   no par value                    300,000                              300,000
                                        ---------                            ---------
                                          650,000                              650,000
                                        ---------                            ---------

OUTSTANDING                               Shares             Amount*           Shares             Amount*
                                        ---------           --------         ---------           --------
   4.60% $20 par value                     96,500           $  1,930           103,500           $  2,070
  $8.10   no par value                     84,000              8,400           102,000             10,200
                                        ---------           --------         ---------           --------
    Total                                 180,500           $ 10,330           205,500           $ 12,270
                                        ---------           --------         ---------           --------

* Thousands of Dollars

The 4.60% Series sinking fund provisions require the Company to redeem 7,000 shares at $20 per share on April 1 of each year. This requirement was met in 1994 and 1993 with the purchase of 7,000 shares per year.

The $8.10 Series sinking fund provisions require the redemption of 9,000 shares at $100 per share on November 1 of each year. The Company redeemed 18,000 shares in each of the years 1993 and 1994 to meet this requirement.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event dividends in arrears equal or exceed the annual dividends on all preferred stock. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1994.

The aggregate redemption requirements of preferred stock subject to mandatory redemption are $1 million in each of the years 1995-1999.

No shares of preferred stock were held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

                                 5. COMMON STOCK

The authorized common stock of the Company consists of 6,450,000 shares with a stated value of $100 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1994, $1.6 million of reinvested earnings was restricted as to the payment of cash dividends on common stock under the terms of the Company's Certificate of Incorporation.

                                6. LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                    1994                    1993
-----------                                 -----------             -------
                                                  (Thousands of Dollars)
FIRST MORTGAGE BONDS:
    5 3/8 % Series, due 1996                $     9,000             $     9,000
    6 7/8 % Series, due 1998                     25,000                  25,000
    7 1/2 % Series, due 2002                     40,000                  40,000
    7 3/4 % Series, due 2003                         --                  30,000
    8 1/2 % Series, due 2031                    100,000                 100,000
DEBENTURES:
    5.82  % Series A, due 1999                  250,000                 250,000
    6.54  % Series B, due 2005                  250,000                 250,000
                                            -----------             -----------
                                                674,000                 704,000
OTHER                                               146                     159
                                            -----------             -----------
   Total principal amount                       674,146                 704,159
DISCOUNT                                           (800)                 (1,022)
                                            -----------             -----------
   Total long-term debt                     $   673,346             $   703,137
                                            ===========             ===========

In November 1993, the Company called $501 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 7.875% to 11.75%. In December 1993, the Company issued $250 million of 5.82% Debentures, due 1999 and $250 million of 6.54% Debentures, due 2005 to refinance these bonds. The cost of calling these bonds is reflected as an extraordinary after-tax charge of $31.3 million in the Statements of Income.

During 1994, the Company called $30 million of 7 3/4% First Mortgage Bonds with proceeds from the sale of non-strategic properties.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures.

None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company.

Debt discount on the Company's outstanding long-term debt is amortized over the lives of the respective issues.

Maturities, installments and sinking fund requirements for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):

                          1995                   $    108
                          1996                      9,141
                          1997                          5
                          1998                     25,000
                          1999                    250,000


Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

                               7. SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, primarily commercial paper, which are generally refinanced at a later date by issues of long-term debt or equity. Information relating to short-term borrowings is as follows:

                                                1994                 1993            1992
                                             ---------            ---------        ---------
                                                           (Thousands of Dollars)
DURING THE YEAR -
  Commercial paper -
    Maximum month-end balance                $ 78,000             $590,100         $ 39,600
    Average monthly balance                  $ 55,193             $113,514         $ 20,923
    Weighted average interest rate               4.37%                3.12%            3.52%

AT DECEMBER 31 -
  Balance outstanding -
    Commercial paper                         $ 66,595             $ 47,800         $ 26,000
    Average interest rate                        5.93%                3.20%            3.45%

A $2.8 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

                                 8. INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                               1994                    1993                    1992
                                          -------------           -------------           -------------
                                                              (Thousands of Dollars)
CURRENT
  Federal                                 $      60,426           $      61,821           $      67,002
  State                                           5,554                   1,602                   1,940
                                          -------------           -------------           -------------
    Total                                        65,980                  63,423                  68,942
                                          -------------           -------------           -------------
DEFERRED
  Federal                                         5,992                 (84,410)                 11,105
  State                                          (4,159)                 (1,078)                    204
                                          -------------           -------------           -------------
    Total                                         1,833                 (85,488)                 11,309
                                          -------------           -------------           -------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS                         (7,459)                 (8,596)                 (7,531)
                                          -------------           -------------           -------------
    Total                                 $      60,354           $     (30,661)          $      72,720
                                          =============           =============           =============

The components of deferred income tax provision (benefit) are as follows:

                                               1994                    1993                    1992
                                          -------------           -------------           -------------
                                                              (Thousands of Dollars)
Depreciation and
  amortization                            $      (5,550)          $       1,016           $      (1,489)
Employee benefit
  obligations                                    (3,489)                (23,019)                   (608)
Prepaid pension costs                             4,703                   5,203                   3,716
Restructuring costs                              16,604                 (64,370)                     --
Other - net                                     (10,435)                 (4,318)                  9,690
                                          -------------           -------------           -------------
    Total                                 $       1,833           $     (85,488)          $      11,309
                                          =============           =============           =============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Statements of Income is as follows:

                                               1994                    1993                    1992
                                          -------------           -------------           -------------
                                                              (Thousands of Dollars)
AMOUNTS COMPUTED AT STATUTORY
  RATES                                   $      64,309           $      (6,458)          $      74,834
  State income taxes,
    net of federal
    income tax benefits                             907                     341                   1,415
  Amortization of deferred
    investment tax credits                       (7,459)                 (8,596)                 (7,531)
  Depreciation of telephone
    plant construction costs
    previously deducted for
    tax purposes - net                            2,217                   3,124                   4,102
  Rate differentials applied
    to reversing temporary
    differences                                  (2,910)                 (4,221)                 (4,797)
  Other differences,
    including settlements of
    prior year tax issues                         3,290                 (14,851)                  4,697
                                          -------------           -------------           -------------
TOTAL PROVISION (BENEFIT)                 $      60,354           $     (30,661)          $      72,720
                                          =============           =============           =============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory federal income tax rate and for unamortized investment tax credits. The unamortized regulatory asset and regulatory liability balances at December 31, 1994 amounted to $0.7 million and $41.9 million, respectively, and the unamortized regulatory asset and regulatory liability balances at December 31, 1993 amounted to $1.1 million and $45.5 million, respectively. The regulatory assets and liabilities are reflected as other assets and other deferred credits, respectively, in the accompanying Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:

                                                 1994             1993
                                              ---------        ---------
                                               (Thousands of Dollars)
Depreciation and amortization                 $ 390,960        $ 393,898
Employee benefit obligations                    (34,863)         (31,374)
Prepaid pension costs                            15,977           11,274
Restructuring costs                             (47,766)         (64,370)
Investment tax credits                           28,582           36,041
Other - net                                       1,054           11,491
                                              ---------        ---------

  Total                                       $ 353,944        $ 356,960
                                              =========        =========

                            9. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                                             1994               1993              1992
                                                          ---------          ---------         ---------
Benefits earned during the year                           $  18,015          $  19,768         $  17,513
Interest cost on projected benefit
   obligations                                               36,136             40,662            36,128
Return on plan assets:
   Actual                                                     1,716           (123,030)          (41,371)
   Deferred                                                 (64,488)            59,972           (13,161)
Other - net                                                 (10,107)           (12,956)          (10,538)
                                                          ---------          ---------         ---------
   Net pension credit                                     $ (18,728)         $ (15,584)        $ (11,429)
                                                          =========          =========         =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                             1994               1993
                                                          ---------          ---------
Plan assets at fair value                                 $ 770,214          $ 807,283
Projected benefit obligations                               461,951            490,554
                                                          ---------          ---------
Excess of assets over projected
    benefit obligations                                     308,263            316,729
Unrecognized net transition asset                           (55,748)           (62,698)
Unrecognized net gain                                      (210,645)          (226,014)
                                                          ---------          ---------
    Prepaid pension costs                                 $  41,870          $  28,017
                                                          =========          =========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $349.6 million and $375.0 million and vested benefit obligations of $300.6 million and $331.2 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                                             1994               1993
                                                             ----               ----
Discount rate                                                8.25%              7.50%
Rate of compensation increase                                5.50%              5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):

                                                                                   1994             1993
                                                                                ---------        ---------
Benefits earned during the year                                                 $   7,538        $   8,724
Interest cost on accumulated postretirement
    benefit obligations                                                            23,545           25,017
Amortization of transition obligation                                              13,320           15,480
Other - net                                                                            18               --
                                                                                ---------        ---------
    Postretirement benefit cost                                                 $  44,421        $  49,221
                                                                                =========        =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $5.2 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):

                                                                                   1994             1993
                                                                                ---------        ---------
Accumulated postretirement benefit obligations attributable to:
    Retirees                                                                    $ 169,086        $ 186,362
    Fully eligible active plan participants                                         8,709            6,393
    Other active plan participants                                                128,157          140,463
                                                                                ---------        ---------
Total accumulated postretirement benefit obligations                              305,952          333,218
Fair value of plan assets                                                           2,609            1,598
                                                                                ---------        ---------
Excess of accumulated obligations over plan assets                                303,343          331,620
Unrecognized transition obligation                                               (240,076)        (258,247)
Unrecognized net gain (loss)                                                       10,797          (23,301)
                                                                                ---------        ---------
  Accrued postretirement benefit obligations                                    $  74,064        $  50,072
                                                                                 ========        =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9.0% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1994 costs by $4.7 million and the accumulated postretirement benefit obligations at December 31, 1994 by $39.9 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $44.7 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.9 million, $4.8 million and $4.8 million in 1994-1992, respectively.

                              10. LEASE COMMITMENTS

The Company has noncancelable leases covering certain buildings, office space and equipment that contain renewal options for terms up to 42 years. Rental expense was $12.9 million, $13.0 million and $14.3 million in 1994-1992, respectively. Minimum rental commitments under noncancelable leases through 1999 do not exceed $1.5 million annually and aggregate $3.0 million thereafter.

                        11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                       1994            1993
                                                    ----------      -----------
                                                     (Thousands of Dollars)
Land                                                $   16,133       $   16,254
Buildings                                              332,755          329,656
Central office equipment                             1,470,221        1,391,673
Outside plant                                        1,835,273        2,000,910
Other                                                  363,332          378,940
                                                    ----------       ----------
  Total property, plant and equipment                4,017,714        4,117,433
  Accumulated depreciation                          (1,521,434)      (1,610,208)
                                                    ----------       ----------
  Net property, plant and equipment                 $2,496,280       $2,507,225
                                                    ==========       ==========

                             12. REGULATORY MATTERS

The Company is subject to regulation by the FCC for interstate business and is regulated by the state regulatory commissions in Arkansas, New Mexico, Oklahoma and Texas for intrastate business.

INTRASTATE SERVICES

The Company provides long distance services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide services between LATAs. The Public Utility Commission of Texas (PUC) approved a rulemaking procedure on December 17, 1991, with an effective date of January 1, 1991, allowing the Company and other local exchange carriers (LECs) to exit the intraLATA toll pool with transition payments from Southwestern Bell Telephone Company to be received through 1997.

After exiting the toll pool, the Company began participating in the Texas Pooling Alternative Settlement Plan (PASP) effective January 1, 1994. The PASP is also known as an Originating Responsibility Plan. Under this plan, the toll rates billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the telephone company hauling and terminating the call based on that company's approved access charge tariff. Likewise, the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff.

An access charge restructuring plan was approved by the PUC on April 1, 1992. The implementation of this plan resulted in a $40.6 million annual rate reduction, effective September 1, 1992. Effective September 1, 1993, the Company implemented an additional rate reduction of $29.0 million representing the second step of a three year phase-out of certain access charges under the access charge restructuring plan. The final phase became effective September 1, 1994 with an additional rate reduction of $33.0 million.

The Oklahoma Corporation Commission approved a Joint Stipulation and Settlement Agreement in the consolidated docket to end the Toll Surcharge Pool in Oklahoma. This will allow the Company to exit the toll pool while receiving transition payments during a three year (1994-1996) conversion period to an access charge arrangement. The order approving the stipulation was issued April 19, 1994 for implementation July 1, 1994. The industry has until July 1995 to agree on an IntraLATA Access Charge Plan or submit individual plans to the Commission.

The Company is currently involved in a New Mexico rate proceeding, filed on September 1, 1994, that will result in a revenue reduction in mid-year 1995. The revenue reduction proposed by the Company was approximately $1.9 million. The New Mexico Staff and Attorney General have recommended revenue reductions of $9.5 million and $9.2 million, respectively. The proceeding has been bifurcated into two phases. The first phase will consider the appropriate revenue requirement. Following completion of the revenue requirement phase, a second phase will consider rate design. Hearings were held in January 1995. An order on the revenue requirement phase of this proceeding is expected by March 31, 1995.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering the prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

In 1992, the Company's network access rates were voluntarily reduced by $0.9 million effective July 1, 1992, $3.5 million effective July 17, 1992, $9.0 million effective October 2, 1992, and $10.9 million effective December 15, 1992.

OTHER RATE MATTERS

On June 19, 1991 the Texas Third District Court of Appeals (Court of Appeals) affirmed in part and reversed in part a decision by the District Court of Travis County (District Court) regarding the Company's rate proceeding - Docket No. 5610. The Court of Appeals affirmed the portion of the District Court's order which determined that the PUC had no authority to retroactively adjust the Company's rates. That portion of the PUC's order would have resulted in customer refunds of approximately $140.0 million. The Court of Appeals also affirmed the District Court's determination relating to the manner in which the PUC had calculated the Company's rate of return in setting its rates. The Court of Appeals, however, reversed the District Court's determination that the PUC
had made appropriate    findings related to payments made by the Company to two
of its affiliates. In addition, the Court of Appeals reversed the District Court's determination related to the PUC's treatment of the Company's federal income tax expense. The Court of Appeals remanded the case to the PUC for proceedings consistent with the court's decision.

On April 15, 1992, the Company filed a Motion for Rehearing with the Court of Appeals which was denied without comment on August 26, 1992. On October 2, 1992, the Company filed an application for Writ of Error with the Texas Supreme Court. The Supreme Court denied all Writs of Error on December 31, 1992.

On January 15, 1993, the Company filed a Motion for Rehearing with the Texas Supreme Court. On June 9, 1993, the Supreme Court granted all Motions for Rehearing and the Company's Application for Writ of Error. On September 13, 1993, the Supreme Court heard oral arguments of the issues. The Company filed additional briefs in October 1993 and February 1994 with the Supreme Court. The Court will review the issues and a decision is expected to be reached sometime in 1995.

The Company, as a result of the Court of Appeals' decision, established in June 1991 an initial reserve of $33.3 million (including interest), a portion of which related to the period prior to 1991. In July 1991, the Company began recording a monthly pretax reserve of approximately $1.3 million. In December 1992, as a result of the Texas Supreme Court's initial denial of the Company's Writ of Error, the Company recorded an additional pretax reserve of $14.3 million (including interest). This reserve, combined with the monthly reserves, resulted in a total of $30.7 million (including interest) in reserves established during 1992. Of this amount, a portion related to the period prior to 1992. An additional $21.8 million was reserved in 1993 and $23.6 million in 1994 (including interest). The Texas rate case reserve at December 31, 1994 is $117.2 million.

Management is of the opinion that the reserves that have been established for this issue are reasonable and prudent and it is unlikely that this issue will have any further material adverse effect on the Company's financial position or results of operations.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1994-1992 under various arrangements and amounted to $171.6 million, $172.9 million and $197.6 million, respectively.

                     13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:

                                                                  1994              1993             1992
                                                                --------          --------         --------
                                                                           (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                                     $(60,498)         $  8,326         $(21,448)
  Materials and supplies                                           5,977             7,019            5,393
  Prepayments and other current assets                           (13,763)              873           (1,649)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                                30,425              (336)           8,126
  Affiliate payables and accruals                                 11,796            (2,496)          (3,209)
  Advanced billings and customer deposits                         (2,641)           (1,894)           1,259
  Accrued liabilities                                            (19,520)           14,471            5,963
  Reserves for rate refunds                                       19,298            28,555            6,191
  Other                                                          (35,180)            6,537           (2,612)
                                                                --------          --------         --------
    Total                                                       $(64,106)         $ 61,055         $ (1,986)
                                                                ========          ========         ========

CASH PAID DURING THE YEAR FOR:
  Interest                                                      $ 57,007          $ 72,857         $ 69,711
  Income taxes                                                    73,251            46,162           71,539

                    14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1994 and 1993 quarterly financial data is as follows:

                                                                               Net
                                                        Operating           Operating           Net Income
                                                         Revenues          Income (Loss)          (Loss)
                                                       -----------         -------------       -----------
                                                                       (Thousands of Dollars)
1994
  First Quarter                                        $   296,015         $    55,519         $    27,114
  Second Quarter                                           309,582              64,645              39,030
  Third Quarter                                            303,292              51,081              24,967
  Fourth Quarter                                           301,731              42,977              32,275
                                                       -----------         -----------         -----------
    Total                                              $ 1,210,620         $   214,222         $   123,386
                                                       ===========         ===========         ===========


1993
  First Quarter                                        $   282,739         $    56,264         $    26,146
  Second Quarter                                           279,123              39,745              13,615
  Third Quarter (a)                                        295,394              68,226               3,686
  Fourth Quarter (b)                                       305,109            (107,178)            (62,488)
                                                       -----------         -----------         -----------
    Total                                              $ 1,162,365         $    57,057         $   (19,041)
                                                       ===========         ===========         ===========

(a) Net income includes a $31.3 million extraordinary charge for the early retirement of debt. Income before extraordinary charge was $34.9 million.

(b) Net operating income includes a $172.0 million pretax charge for restructuring costs which reduced net income by $105.9 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE Southwest Incorporated:

We have audited the accompanying balance sheets of GTE Southwest Incorporated (a Delaware corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1994 and 1993, and the related statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Southwest Incorporated as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

                                MANAGEMENT REPORT

To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.

KATHERINE J. HARLESS
President

GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

a.  Identification of Directors

The names, ages and positions of the directors of the Company as of March 27, 1995 are listed below along with their business experience during the past five years.

                                         Director
      Name                       Age      Since                           Business Experience
-----------------                ---     --------       ---------------------------------------------------------
Kent B. Foster                    51      1994          Vice Chairman of the Board of Directors, GTE Corporation,
                                                        October 1993; President, GTE Telephone Operations, 1989;
                                                        Director, GTE Corporation, 1992; Director, all GTE
                                                        domestic telephone subsidiaries, 1993 and/or 1994;
                                                        Director, BC Telecom, Inc.; Director, Compania Anonima
                                                        Nacional Telefonos de Venezuela; Director, NationsBank of
                                                        Texas; Director, Dallas Symphony Orchestra.

Richard M. Cahill                 56      1994          Vice President - General Counsel, GTE Telephone
                                                        Operations, 1988; Director, all GTE domestic telephone
                                                        subsidiaries, 1993 and/or 1994; former Director, GTE
                                                        Vantage Incorporated, 1991.

Gerald K. Dinsmore                45      1994          Senior Vice President - Finance and Planning, GTE
                                                        Telephone Operations, 1994; former Vice President -
                                                        Finance, GTE Telephone Operations, 1993; former Vice
                                                        President - Intermediary Customer Markets, GTE Telephone
                                                        Operations, 1988;  former President of all South Area
                                                        companies, GTE Telephone Operations, 1992; Director, GTE
                                                        Florida Incorporated and GTE South Incorporated, 1992;
                                                        Director, all other GTE domestic telephone subsidiaries,
                                                        1993 and/or 1994.

                                        Director
      Name                        Age     Since                   Business Experience
-----------------                ---     --------       ---------------------------------------------------------
Michael B. Esstman                48      1991          Executive Vice President - Customer Segments, GTE
                                                        Telephone Operations, 1994; former Executive Vice
                                                        President - Operations, GTE Telephone Operations, 1993;
                                                        former President and Director of all Central Area
                                                        companies, GTE Telephone Operations, 1991; former
                                                        President, Contel Eastern Region, Telephone Operations
                                                        Sector, 1983; Director, AG Communications Systems;
                                                        Director, all other GTE domestic telephone subsidiaries,
                                                        1993 and/or 1994.

Thomas W. White                   48      1994          Executive Vice President - Network Operations, GTE
                                                        Telephone Operations, 1994; former Executive Vice
                                                        President - Telephone Operations, GTE Telephone
                                                        Operations, 1993; former Senior Vice President - General
                                                        Office Staff, GTE Telephone Operations, 1989; Director,
                                                        all GTE domestic telephone subsidiaries, 1993 and/or 1994;
                                                        Director, Quebec - Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which is to be held on the fourth Wednesday in March.

There are no family relationships between any of the directors or executive officers of the Company.

b.  Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations (Telops). Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations as of March 27, 1995.

                               Year Assumed
                             Present Position
                             ----------------
                                        the
       Name             Age  Telops   Company                       Position
-------------------     ---  ------   -------             ------------------------------
Kent B. Foster          51   1989       --                President of GTE Telephone
                                                            Operations
John C. Appel           46   1994     1995                Senior Vice President -
                                                            Regional Operations of GTE
                                                            Telephone Operations and the
                                                            Company
Mary Beth Bardin(1)     40   1994     1995                Vice President - Public Affairs
                                                            of GTE Telephone Operations
                                                            and the Company


                               Year Assumed
                             Present Position
                             ----------------
                                        the
       Name             Age  Telops   Company                       Position
-------------------     ---  ------   -------           --------------------------------
Clarence F. Bercher     51   1994     1995              President - Consumer Markets of
                                                          GTE Telephone Operations and
                                                          Vice President - Consumer
                                                          Markets of the Company
Richard M. Cahill       56   1989     1995              Vice President - General
                                                          Counsel of GTE Telephone
                                                          Operations and the Company
Robert C. Calafell      53   1993       --              Vice President - Video Services
                                                          of GTE Telephone Operations
Gerald K. Dinsmore      45   1994     1994              Senior Vice President - Finance
                                                          and Planning of GTE Telephone
                                                          Operations and the Company
William M. Edwards, III 46     --     1994              Controller of the Company
Michael B. Esstman      48   1994       --              Executive Vice President -
                                                          Customer Segments of GTE
                                                          Telephone Operations
Bruce E. Haddad         41   1994       --              Senior Vice President -
                                                          International of GTE
                                                          Telephone Operations
Katherine J. Harless(2) 44     --     1995              President of the Company
Donald A. Hayes         57   1992       --              Vice President - Information
                                                          Technology of GTE Telephone
                                                          Operations
Gregory D. Jacobson     43     --     1994              Treasurer of the Company
Andrew T. Jones         54   1992       --              Vice President - International
                                                          of GTE Telephone Operations
Brad M. Krall           53   1993     1995              Vice President - Centralized
                                                          Operations of GTE Telephone
                                                          Operations and the Company
Michael J. McDonough    45   1994     1995              President - Business Markets of
                                                          GTE Telephone Operations and
                                                          Vice President - Business
                                                          Markets of the Company
Paul E. Miner           50   1993     1995              Vice President - Network
                                                          Operations Support of GTE
                                                          Telephone Operations and the
                                                          Company
Barry W. Paulson        43     --     1991              Vice President - Midwest Region
                                                          of the Company
Richard L. Schaulin     52   1989     1995              Vice President - Human
                                                          Resources of GTE Telephone
                                                          Operations and the Company
Leland W. Schmidt       61   1989       --              Vice President - Industry
                                                          Affairs of GTE Telephone
                                                          Operations
Charles J. Somes        49     --     1994              Secretary of the Company
Larry J. Sparrow        51   1994     1995              President - Carrier Markets of
                                                          GTE Telephone Operations and
                                                          Vice President - Carrier
                                                          Markets of the Company

                               Year Assumed
                             Present Position
                             -----------------
                                        the
       Name             Age  Telops   Company                       Position
-------------------     ---  ------   -------             ------------------------------
Alex Stadler            44    1994     1995               Vice President - Strategy &
                                                            Technology Planning of GTE
                                                            Telephone Operations and the
                                                            Company

Thomas W. White         48    1994       --               Executive Vice President -
                                                            Network Operations of GTE
                                                            Telephone Operations

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1) Mary Beth Bardin was elected Vice President - Public Affairs of GTE Telephone Operations replacing G. Bruce Redditt who was appointed Vice President - Public Affairs and Communications, GTE Corporation.

(2) Katherine J. Harless was elected President replacing John C. Appel who was elected Senior Vice President - Regional Operations of GTE Telephone Operations and the Company.

During 1994, the organizational structure of GTE Telephone Operations was restructured to include 11 regions, eliminating the previous Area management structure.

Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1994 Chief Executive Officer and each of the other four most highly compensated executive officers (the named executive officers) of the Company in 1994 for services in all capacities to the Company.

                                                                                  Long-Term Compensation
                                                                      -------------------------------------------------
                                           Annual Compensation(1)            Awards                   Payouts
                                     -------------------------------  -----------------------   -----------------------
       (a)                   (b)       (c)        (d)       (e)          (f)          (g)        (h)           (i)
                                                                                    Securities
                                                        Other Annual Restricted     Underlying   LTIP       All Other
Name and Principal                   Salary             Compensation   Stock         Options/   Payouts    Compensation
Position in Group            Year     ($)      Bonus($)     ($)       Awards(#)       SARs(#)    ($)(2)       ($)(3)
------------------           ----   --------   -------- ------------ ----------      ---------  --------   ------------
John C. Appel (4)            1994   136,236    128,738       --           --         24,800     24,491          4,430
 President                   1993    14,365      5,384       --           --          7,300         --            432

J. Bruce Cole (5)            1994   131,999     55,258       --           --          4,000         --          4,469
 State Vice President -      1993    78,157     30,402       --           --          4,000         --          2,345
  Sales                      1992    71,989     37,931       --           --          4,400         --            763

Dennis F. Myers (6)          1994   123,348     54,637       --           --          4,000         --          4,165
 State Vice President -      1993    95,283     35,362       --           --          2,700         --             --
  Operations                 1992    89,695     44,094       --           --             --         --             --

Oscar C. Gomez (7)           1994   117,645     50,639       --           --          4,000         --          3,973
 State Vice President -      1993    66,444     23,670       --           --          2,700         --          2,031
  External Affairs           1992    60,873     29,877       --           --             --         --             --

William G. Mundy (8)         1994   112,916     43,176       --           --          4,000         --          3,387
  State Vice President -     1993    65,691     19,219       --           --          2,700         --          2,071
   General Counsel           1992    60,474     26,344       --           --             --         --             --

(1) Annual Compensation represents the Company's pro rata share of salaries, bonuses and other annual compensation. Total annual cash compensation for Messrs. Appel, Cole, Myers, Gomez and Mundy, for whom allocated amounts are shown above, is $375,423; $210,781; $200,342; $189,423 and $175,700
       for 1994, respectively.

(2) 1994 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994 period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single long-term performance measure (return on equity) to a combined measure (return on equity and operating cash flow margin).

(3) All other compensation includes Company contributions to defined contribution plans.

(4) Mr. Appel served as President until February 15, 1995. In May 1994, he was also elected Senior Vice President - Regional Operations, GTE Telephone Operations. Ms. Harless was elected President of the Company on February 15, 1995.

(5) Mr. Cole served as State Vice President - Sales until February 1995. In November 1994, he was also appointed Project Director - Carrier Markets
       - Quality, GTE Telephone Operations.

(6) Mr. Myers served as State Vice President - Operations until February 1995. In August 1994, he was also appointed Regional President - South Region, GTE Telephone Operations.

(7) Mr. Gomez served as State Vice President - External Affairs until February 1995. In August 1994, he was also appointed Assistant Vice President - Regional Regulatory and Governmental Affairs - Central Regions, GTE Telephone Operations.

(8) Mr. Mundy served as State Vice President - General Counsel until February 1995. In October 1994, he was also appointed Associate General Counsel - Texas and New Mexico, GTE Telephone Operations.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1994, whether or not specifically allocated to the Company. The options and SARs were granted under the LTIP. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                  Potential Realizable Value at
                                                                                  Assumed Annual Rate of Stock
                                                                                      Price Appreciation For
                                     Individual Grants(1)                                   Option Term
                      ------------------------------------------------------    ----------------------------------
    (a)                   (b)              (c)         (d)           (e)          (f)       (g)            (h)
                                       Percent of
                      Number of       Total Options/
                      Securities      SARs Granted   Exercise
                      Underlying       to All GTE    Or Base
                      Option/SARs     Employees in    Price       Expiration
Name                  Granted (1)     Fiscal Year     ($/SH)         Date          0%         5%            10%
----                  -----------     ------------   --------     ---------     --------  ----------    ----------
John C. Appel           14,300           0.35%       $ 32.44       02/16/04     $     --  $  291,616    $  738,953
                        10,500           0.26          31.13       06/01/04           --     205,531       820,955
J. Bruce Cole            4,000           0.10          32.44       02/16/04           --      81,571       206,700
Dennis F. Myers          4,000           0.10          32.44       02/16/04           --      81,571       206,700
Oscar C. Gomez           4,000           0.10          32.44       02/16/04           --      81,571       206,700
William G. Mundy         2,600           0.06          32.44       02/16/04           --      53,021       134,355


(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

                         AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1994. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) common stock on December 30, 1994.

    (a)                     (b)             (c)                   (d)                            (e)
                                                         Number of Securities          Value of Unexercised
                          Shares                        Underlying Unexercised       In-the-Money Options/SARs
                         Acquired          Value        Options/SARs at FY-End              At FY-End($)
Name                  On Exercise(#)    Realized($)   Exercisable    Unexercisable   Exercisable   Unexercisable
----                  --------------    -----------   ------------   --------------  ------------  -------------
John C. Appel                    --     $       --          4,433           29,667   $        --   $          --
J. Bruce Cole                    --             --         12,966            8,134        30,250              --
Dennis F. Myers                  --             --            900            5,800            --              --
Oscar C. Gomez                   --             --          8,300            5,800        30,250              --
William G. Mundy                 --             --          8,300            4,400        30,250              --

Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE 1991 LTIP provides for awards, currently in the form of stock options with tandem SARs and cash bonuses, to participating employees. The primary purpose of the LTIP is to offer participants an incentive to cause GTE to achieve superior financial performance, thereby helping to assure superior performance for the shareholders. The stock options and tandem SARs awarded under the LTIP to the named executive officers in 1994 are shown in the table on page 39.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. The performance bonuses are paid in cash. Awards for the three-year performance cycle ending in 1994 are based on GTE's financial performance during the relevant cycle as measured by GTE's average return on equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). The Committee views OCFM as an excellent complement to ROE due to its capacity to accurately measure profitable revenue growth, a key determinant of financial strength, especially for high growth businesses. To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance, the Committee established two performance periods - a one-year period to run concurrently with the final year of the three-year ROE performance cycle ending in 1994 and a two-year period to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the two award periods will be based on GTE's performance against ROE and OCFM performance for the one- and two-year periods. Awards for the three-year performance cycle ending in 1996 will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. Seventy-five percent of the award is determined based on ROE performance and 25% of the award is determined based on OCFM performance.

At the time performance targets for the current LTIP cycles are established, a Common Stock Unit account is set up for each participant in the LTIP. An initial dollar amount for each account (target award) is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with practices of other major corporations not involved in the telecommunications industry that have a reputation for excellence, are comparable to GTE in terms of such quantitative measures as revenues, market value and total shareholder return and are viewed as direct competitors for executive talent in the overall labor market as well as GTE's past and projected financial performance. That amount is then divided by the average market price of GTE common stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE common stock. An amount equal to the dividends paid on an equivalent number of shares of GTE common stock is added on each dividend payment date. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE common stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Mr. Appel is the only individual of the named executive officers eligible to receive a cash award under the LTIP. The number of Common Stock

Units initially allocated in 1994 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                          Estimated Future Payouts
                                                   Under Non-Stock Price Based Plans(1)
                                                   -------------------------------------
       (a)                  (b)          (c)           (d)          (e)         (f)
                                     Performance
                        Number of      Or Other
                      Shares, Units  Period Until
                         Or Other      Maturation
       Name               Rights       Or Payout   Threshold(2)  Target(3)   Maximum(4)
------------------    -------------  ------------  ------------  ---------   ----------
John C. Appel            1,900          3 Years        457         2,283
                         1,035         31 Months       245         1,225
                           595         19 Months       132           662
                           235          7 Months        49           246
J. Bruce Cole               --            N/A           --           --
Dennis F. Myers             --            N/A           --           --
Oscar C. Gomez              --            N/A           --           --
William G. Mundy            --            N/A           --           --

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE common stock at the close of business on December 30, 1994. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE common stock.

(2) The Threshold is the level of the average ROE and the average OCFM during the relevant cycle which represents the minimum acceptable performance level for both the ROE and OCFM performance measures. If the Threshold is attained with respect to both performance measures, the award will be equal to 20% of the combined target award for ROE and OCFM. Because ROE and OCFM are separate performance measures, it is possible to receive an award if the Threshold is achieved with respect to only one of the performance measures. If the actual results for one, but not both, performance measures is at the Threshold level, the portion of the award determined by the measure performing at the Threshold level will be at 20% of the target award for that performance measure, and no award will be made for the portion of the award determined by the measure performing at less than the Threshold level. However, if the actual results for both performance measures are below the minimum acceptable performance level, no award will be earned.

(3) The Target is the level of the average ROE and the average OCFM during the cycle which represents outstanding performance for both the ROE and OCFM performance measures. If the Target is attained with respect to both performance measures, the award will be equal to 100% of the target award for ROE and OCFM. If the actual results for one, but not both, performance measures is at the Target level, the portion of the award determined by the measure performing at the Target level will be at 100% of the target award for that performance measure, and the portion of the award determined by the measure performing at less than 100% will be determined accordingly.

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their performance targets, additional bonuses may be earned according to the following schedule:

            Performance Increment Above                     Added Percentage
      Maximum ROE and OCFM Performance Targets             to Maximum Awards
----------------------------------------------------------------------------
              First and Second   0.1%                             +2%
              Third and Fourth   0.1%                             +3%
              Fifth and above    0.1%                             +4%

      For example, if average ROE and OCFM performance each exceed the ROE and OCFM targets by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into an agreement (the Agreement) with Mr. Appel regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if a majority of the members of the Board do not consist of members of the incumbent Board (as defined in the Agreement) or if, in any 12-month period, three or more directors are elected without the approval of the incumbent Board. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the incumbent Board for purposes of determining whether a Change in Control has occurred. A Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board of GTE and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

The Agreement provides for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control.

Good reason for leaving includes but is not limited to the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreement. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

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

In addition, the Agreement with Mr. Appel provides that in the event of a separation from service, he will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; ten years if credited service is more than five and not more than ten years; and, if the executive's credited service exceeds ten years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. However, there will be no duplication of benefits.

The Agreement remains in effect until the earlier of July 1 of each successive year or the date on which the executive reaches age 65, unless the Agreement is terminated earlier pursuant to its terms. The Agreement will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend the Agreement. If a Change in Control occurs, the Agreement will remain in effect until the obligations of GTE (or its successor) under the Agreement has been satisfied.

Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                               PENSION PLAN TABLE

                                                               Years of Service
Final Average                  -------------------------------------------------------------------------------
  Earnings                         15               20               25               30                35
------------                   -------------------------------------------------------------------------------
$    150,000                   $  31,532        $  42,042        $  52,553        $   63,063        $   73,574
     200,000                      42,407           56,542           70,678            84,813            98,949
     300,000                      64,157           85,542          106,928           128,313           149,699
     400,000                      85,907          114,542          143,178           171,813           200,449
     500,000                     107,657          143,542          179,428           215,313           251,199

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation Plan), a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from the Service Corporation Plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of February 15, 1995, the credited years of service under the plan for Messrs. Appel, Cole, Myers, Gomez and Mundy are 23, 30, 33, 20, and 14, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the Service Corporation Plan are limited to certain maximum amounts. GTE maintains a SERP, which supplements, on an unfunded basis, the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Mr. Appel a postretirement life insurance benefit of three times final base salary, Messrs. Cole and Myers a postretirement life insurance benefit of one and one-half times final base salary and Messrs. Gomez and Mundy a postretirement life insurance benefit of one times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

  Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for services on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1995:

                              Name and                          Shares of
     Title                    Address of                        Beneficial              Percent
    of Class               Beneficial Owner                     Ownership               of Class
    --------               ----------------                     ----------              ---------
    Common Stock of        GTE Corporation                      6,450,000                  100%
    GTE Southwest          One Stamford Forum                   shares of
    Incorporated           Stamford, Connecticut                record
                           06904

(b)  Security Ownership of Management as of December 31, 1994:

                           Name of Director or Nominee(1)(2)
                           ---------------------------------
     Common Stock of       Kent B. Foster                         268,305               No director
     GTE Corporation       Richard M. Cahill                       36,287               or nominee or
                           Gerald K. Dinsmore                      41,529               executive
                           Michael B. Esstman                      67,631               officer owns
                           Thomas W. White                        120,994               as much as
                                                                ---------               1/10 of
                                                                  534,746               1 percent.
                                                                =========
                           Executive Officers(1)(2)
                           ------------------------
                           John C. Appel                           14,114
                           J. Bruce Cole                           17,885
                           Dennis F. Myers                          9,684
                           Oscar C. Gomez                          13,872
                           William G. Mundy                        11,835
                                                                ---------
                                                                   67,390
                                                                =========
                           All directors and executive
                           officers as a group(1)(2)            1,207,047               Represents
                                                                =========               less than 1/5
                                                                                        of 1 percent
                                                                                        of outstanding
                                                                                        common stock.

     (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

     (2) Included in the number of shares beneficially owned by Messrs. Foster, Cahill, Dinsmore, Esstman, White, Appel, Cole, Myers, Gomez and Mundy and all directors and executive officers as a group are 214,539; 32,616; 39,499; 46,466; 109,299; 10,532; 17,099; 3,133;
            10,533; 10,066 and 923,660 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1994.

The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of such directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).

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

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)         (1) Financial Statements - See GTE Southwest Incorporated's
                financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

            (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1994-1992 (as required):

                II - Valuation and Qualifying Accounts

       Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

       (3)      Exhibits - Included in this report or incorporated by reference.

                3* Articles of Incorporation and amended By-Laws (Exhibit 3 of the 1993 Form 10-K, File No. 1-7077).

                4* Indenture dated as of November 15, 1993 between GTE Southwest Incorporated and Nations Bank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50939).

                27   Financial Data Schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.






* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                           GTE SOUTHWEST INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------------
              Column A                     Column B              Column C               Column D        Column E
-------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                          ------------------------      Deductions
                                          Balance at      Charged        Charged           from         Balance at
                                          Beginning          to          to Other        Reserves        Close of
             Description                   of Year         Income        Accounts        (Note 1)          Year
--------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible
 accounts for the year ended:

    December 31, 1994                     $   18,144      $   25,567     $  14,612(2)    $   41,108     $   17,215
                                          ========================================================================
    December 31, 1993                     $    5,092      $   21,424     $  20,391(2)    $   28,763     $   18,144
                                          ========================================================================
    December 31, 1992                     $    4,120      $   16,949     $  22,263(2)    $   38,240     $    5,092
                                          ========================================================================

Accrued restructuring costs for
 the year ended (Note 3):

    December 31, 1994                     $  171,954      $        0     $       0       $   37,403     $  134,551
                                          ========================================================================
    December 31, 1993                     $        0      $  171,954     $       0       $        0     $  171,954
                                          ========================================================================
    December 31, 1992                     $        0      $        0     $       0       $        0     $        0
                                          ========================================================================

-------------------------
NOTES:

(1) Charges for purpose for which reserve was created.

(2) Recoveries of previously written-off amounts.

(3) See Note 2 to the Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GTE SOUTHWEST INCORPORATED
                                       ------------------------------
                                               (Registrant)

Date March 27, 1995                    By       KATHERINE J. HARLESS
     --------------                      ----------------------------
                                                KATHERINE J. HARLESS
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KATHERINE J. HARLESS                                                            March 27, 1995
-----------------------------           President
KATHERINE J. HARLESS                    (Principal Executive Officer)

GERALD K. DINSMORE                                                              March 27, 1995
-----------------------------           Senior Vice President- Finance
GERALD K. DINSMORE                        and Planning and Director
                                        (Principal Financial Officer)

WILLIAM M. EDWARDS, III                                                         March 27, 1995
-----------------------------           Controller
WILLIAM M. EDWARDS, III                 (Principal Accounting Officer)

RICHARD M. CAHILL                       Director                                March 27, 1995
-----------------------------
RICHARD M. CAHILL

MICHAEL B. ESSTMAN                      Director                                March 27, 1995
-----------------------------
MICHAEL B. ESSTMAN

KENT B. FOSTER                          Director                                March 27, 1995
-----------------------------
KENT B. FOSTER

THOMAS W. WHITE                         Director                                March 27, 1995
-----------------------------
THOMAS W. WHITE

                                 Exhibit Index

           Exhibit No.
           -----------

                3* Articles of Incorporation and amended By-Laws (Exhibit 3 of the 1993 Form 10-K, File No. 1-7077).

                4* Indenture dated as of November 15, 1993 between GTE Southwest Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50939).

                27   Financial Data Schedule.







* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.