Form 10-Q
period 1995-03-31
GTE SOUTHWEST INC
filed 1995-05-11
CIK 40874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934

For the period ended      March 31, 1995

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
     Exchange Act of 1934


For the transition period from                          to


Commission File Number:  1-7077


                        GTE SOUTHWEST INCORPORATED
         (Exact name of registrant as specified in its charter)

           DELAWARE                                            75-
0573444
   (State or other jurisdiction of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


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

The Company had 6,450,000 shares of $100 stated value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by GTE Corporation.




PART I.  FINANCIAL INFORMATION


GTE SOUTHWEST INCORPORATED

CONDENSED STATEMENTS OF INCOME

                                                      Three
Months Ended
                                                            March
31,
                                                      1995
1994
                                                     (Thousands
of Dollars)
OPERATING REVENUES:
  Local network services                          $   112,266
$   107,479
  Network access services                             111,135
111,068
  Long distance services                               43,498
48,905
  Equipment sales and services                         26,604
15,767
  Other                                                 8,074
12,796

                                                      301,577
296,015


OPERATING EXPENSES:
  Cost of sales and services                           79,115
80,722
  Depreciation and amortization                        71,290
63,966
  Marketing, selling, general and
    administrative                                     94,823
95,808

                                                      245,228
240,496

  Net operating income                                 56,349
55,519


OTHER (INCOME) DEDUCTIONS:
  Interest expense                                     15,424
14,594
  Other - net                                          (1,318)
(30)


INCOME BEFORE INCOME TAXES                             42,243
40,955


INCOME TAXES                                           14,366
13,841


NET INCOME                                        $    27,877
$    27,114

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.




- -1-
GTE SOUTHWEST INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $27.9 and $27.1 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 3% or $0.8. The increase is primarily the result of higher equipment sales and services revenues, partially offset by lower long distance services revenues and higher depreciation and amortization expenses.

  OPERATING REVENUES

Operating revenues were $301.6 and $296.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 2% or $5.6.

Local network services revenues were $112.3 and $107.5 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 4% or $4.8. The increase is primarily attributable to access line growth of 6%, which generated an additional $2.5 in revenues, increased revenues of $1.3 associated with the continued expansion of local calling zones and $1.3 of growth in enhanced features such as custom calling and CentraNet(trademark).

Network access services revenues were $111.1 for the three months ended March 31, 1995 and 1994. An 18% increase in minutes of use, which generated an additional $13.0 in revenues, was partially offset by an $11.7 decrease in revenues due to the Company's exit from a previous pooling arrangement, which is discussed below.

Long distance services revenues were $43.5 and $48.9 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 11% or $5.4. The decrease is primarily due to $2.9 of transitional support payments received from Southwestern Bell Telephone Company in 1994 as a result of the Company's exit from the toll pool. The decrease is also due to the expansion of local area calling zones resulting in $1.9 of revenue shifts from long distance services revenues to local network services revenues.

Equipment sales and services revenues were $26.6 and $15.8 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 68% or $10.8. The increase is primarily attributable to $6.8 of increased revenues due to higher sales of non-regulated equipment and $3.6 of revenues resulting from Service Bureau contracts. The Company provides general, administrative and operational services (eg. invoice and payroll processing, billing and collection services, human resources services, etc.), on a contractual basis through Service Bureau contracts.

Other operating revenues were $8.1 and $12.8 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 37% or $4.7. The decrease is primarily attributable to $2.4 of higher provisions for uncollectible accounts and a $1.5 decline in revenues from shared facilities.


- -2-
GTE SOUTHWEST INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


  OPERATING EXPENSES

Operating expenses were $245.2 and $240.5 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 2% or $4.7. The increase is primarily due to $3.9 of increased digital software amortization, $2.8 of increased depreciation expenses associated with additions to plant balances and $1.8 of higher software costs. The increase is partially offset by $1.3 of lower labor and benefits costs reflecting reductions in workforce associated with the Company's re-engineering plan initiated in 1994 and a decrease of $2.9 related to material purchases.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1995, a $3,500 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1995 was cash from operations of $104.3 compared to $89.9 for the same period in 1994. This increase is primarily due to the favorable timing of tax payments and collection of receivables, partially offset by a decrease in payables.

The Company's capital expenditures during the first three months of 1995 were $57.8 compared to $64.3 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. Construction costs for 1995 are expected to increase slightly from capital expenditures of $302.0 incurred during 1994, reflecting the Company's expanding network and replacement of outdated technologies with digital switches and fiber optic networks.

Cash used in financing activities was $33.7 during the first three months of 1995 compared to $15.9 for the same period in 1994. This included dividend payments of $51.4 during the first three months of 1995 compared to $0.3 for the same period in 1994. External financing included increases in short-term borrowings of $17.9 in the first quarter of 1995, compared to $23.7 for the same period in 1994. The Company retired $39.2 in affiliated debt during the first quarter of 1994.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $172.0, which reduced net income by $105.9, primarily

- -3-
GTE SOUTHWEST INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $50.1 have been made since inception of the re-engineering plan, including $12.7 during the first three months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $121.9 remains in the restructuring reserve, of which $44.7 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

Also in April 1995, the Supreme Court of Texas ruled in favor of the Company in its rate case dating to 1989. The Supreme Court agreed with the Company's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services from GTE Service Corporation, a wholly-owned subsidiary of GTE. The final issue, payments associated with directory publications rendered by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, has been remanded to the Texas Public Utilities Commission (TPUC) for further proceedings. It is not known when the TPUC will make a decision on this matter. While the ultimate outcome of this matter is not presently determinable, it is not expected to have a material effect on the Company's results of operations.



- -4-
GTE SOUTHWEST INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


On April 13, 1995, the New Mexico Service Corporation Commission issued an order requiring the Company to decrease its revenues by $8.3 annually, effective April 13, 1995. The second phase of the
New Mexico rate proceeding   will begin with the Company's rate
design filing on May 15, 1995. A final order is expected by the end of 1995.














































- -5-
GTE SOUTHWEST INCORPORATED

CONDENSED BALANCE SHEETS

ASSETS

                                                    March 31,
December 31,
                                                      1995
1994
                                                     (Thousands
of Dollars)
CURRENT ASSETS:
  Cash                                            $    22,151
$     9,333
  Receivables, less allowances
    of $18,922 and $17,215, respectively              173,688
201,827
  Materials and supplies                               20,733
18,449
  Deferred income tax benefits                         19,885
21,444
  Prepayments and other                                33,538
17,141
    Total current assets                              269,995
268,194








PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                     4,021,930
4,017,714
  Accumulated depreciation                         (1,556,993)
(1,521,434)
    Net property, plant and equipment               2,464,937
2,496,280








OTHER ASSETS                                           67,884
67,061







    TOTAL ASSETS                                  $ 2,802,816
$ 2,831,535

See Notes to Condensed Financial Statements.





- -6-
GTE SOUTHWEST INCORPORATED

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    March 31,
December 31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Short-term debt, including current maturities   $    84,584
$    66,703
  Accounts payable                                    103,068
133,152
  Accrued taxes                                        16,287
27,361
  Accrued interest                                     15,583
5,448
  Accrued payroll and vacations                        53,140
37,068
  Accrued dividends                                    19,551
51,374
  Reserve for rate refunds                            123,591
117,660
  Accrued restructuring costs and other                89,777
105,692
    Total current liabilities                         505,581
544,458



LONG-TERM DEBT                                        673,255
673,346



DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                     590,594
588,610



PREFERRED STOCK, subject to
  mandatory redemption                                 10,330
10,330



SHAREHOLDERS' EQUITY:
  Preferred stock                                       7,600
7,600
  Common stock                                        645,000
645,000
  Reinvested earnings                                 370,456
362,191
    Total shareholders' equity                      1,023,056
1,014,791




    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,802,816
$ 2,831,535

See Notes to Condensed Financial Statements.




- -7-
GTE SOUTHWEST INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

                                                      Three
Months Ended
                                                           March
31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    27,877
$    27,114
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                    71,290
63,966
      Deferred income taxes and investment
        tax credits                                     6,293
2,043
      Provision for uncollectible accounts              6,024
3,669
      Changes in current assets and current
        liabilities                                   (15,973)
2,423
      Other - net                                       8,751
(9,268)
      Net cash from operating activities              104,262
89,947



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (57,788)
(64,287)
      Cash used in investing activities               (57,788)
(64,287)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt retired                                 (169)
(50)
  Dividends paid to shareholders                      (51,436)
(325)
  Net change in affiliate notes                            --
(39,201)
  Increase in short-term debt                          17,949
23,700
      Net cash used in financing activities           (33,656)
(15,876)



Increase in cash                                       12,818
9,784

Cash at beginning of period                             9,333
2,888

Cash at end of period                             $    22,151
$    12,672

See Notes to Condensed Financial Statements.








- -8-
GTE SOUTHWEST INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.






































- -9-
GTE SOUTHWEST INCORPORATED


PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

    This item is herein incorporated by reference in Management's
Discussion and Analysis of Financial Condition and Results of
Operations included in Part I - Financial Information.


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K.

           (27)  Financial Data Schedule.

      (b) The Company filed no reports on Form 8-K during the first quarter of 1995.




































- -10-
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                          GTE SOUTHWEST
INCORPORATED
                                                 (Registrant)






Date:  May 11, 1995                          WILLIAM M. EDWARDS,
III
                                             WILLIAM M. EDWARDS,
III
                                                   Controller
                                            (Chief Accounting
Officer)





























- -11-