Form 10-Q
period 1995-06-30
GTE SOUTHWEST INC
filed 1995-08-11
CIK 40874

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended      June 30, 1995
                                       or

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

The Company had 6,450,000 shares of $100 stated value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by GTE Corporation.



PART I.  FINANCIAL INFORMATION

                          GTE SOUTHWEST INCORPORATED

                        CONDENSED STATEMENTS OF INCOME


                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995         1994          1995         1994
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services         $  117,413   $  110,526    $  229,679   $  218,005
  Network access services           114,654      112,969       225,789      224,037
  Long distance services             40,393       48,630        83,891       97,535
  Equipment sales and services       28,901       18,895        55,505       34,662
  Other                              18,476       18,562        26,550       31,358

                                    319,837      309,582       621,414      605,597


OPERATING EXPENSES:
  Cost of sales and services         76,230       84,105       155,345      164,827
  Depreciation and amortization      73,292       64,310       144,582      128,276
  Marketing, selling, general
    and administrative              103,261       96,522       198,084      192,330

                                    252,783      244,937       498,011      485,433

  Net operating income               67,054       64,645       123,403      120,164

OTHER (INCOME) DEDUCTIONS:
  Interest expense                   13,755       14,420        29,179       29,014
  Gain on disposition of assets      (5,500)      (9,297)       (5,500)      (9,297)
  Other - net                          (215)         115        (1,533)          85

INCOME BEFORE INCOME TAXES           59,014       59,407       101,257      100,362


INCOME TAXES                         19,661       20,377        34,027       34,218


NET INCOME                       $   39,353   $   39,030    $   67,230   $   66,144



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.



                                       1
                         GTE SOUTHWEST INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                           (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Net income                  $   39.4  $   39.0   $  67.2   $   66.1

Net income increased 1% or $0.4 and 2% or $1.1 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily the result of higher operating revenues, primarily equipment sales and services and local network services revenues, partially offset by higher depreciation and amortization costs.


  OPERATING REVENUES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Local network services      $  117.4  $  110.5   $  229.7  $  218.0
     Network access services        114.6     113.0      225.8     224.0
     Long distance services          40.4      48.6       83.9      97.5
     Equipment sales & services      28.9      18.9       55.5      34.7
     Other                           18.5      18.6       26.5      31.4
       Total operating revenues  $  319.8  $  309.6   $  621.4  $  605.6


Operating revenues increased 3% or $10.2 and 3% or $15.8 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 6% or $6.9 and 5% or $11.7 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Access lines increased 4% for the three and six months ended June 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $4.7 and $7.2, respectively. The three and six month increases are also attributable to additional revenues of $1.1 and $2.3 associated with the continued expansion of local area calling zones and $1.0 and $2.3 of growth in sales of CentraNet (Trademark) and custom calling features, such as SmartCall (Trademark).







                                       2
                         GTE SOUTHWEST INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


Network access services revenues increased 1% or $1.6 and 1% or $1.8 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Minutes of use increased 4% and 11% for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases generated additional revenues of $3.7 and $17.3, respectively. The three and six month increases were offset by declines in revenues of $5.0 and $17.9 due to the Company's exit from a previous pooling arrangement, which is discussed below.

Long distance services revenues decreased 17% or $8.2 and 14% or $13.6 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The three and six month decreases are primarily due to the end of transitional support payments received from Southwestern Bell Telephone Company of $2.9 and $7.1 in 1994 as a result of the Company's exit from the Texas state intraLATA toll pool. These decreases are also due to the expansion of local area calling zones resulting in $2.2 and $4.3 of long distance services revenue reductions and decreases of $0.7 and $1.0 due to lower toll volumes.

Equipment sales and services revenues increased 53% or $10.0 and 60% or $20.8 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The three and six month increases are primarily attributable to $4.7 and $11.8 in additional equipment sales and $2.6 and $7.4 of revenues resulting from service bureau contracts. Through its service bureau contracts, the Company provides general, administrative and operational services (e.g. invoice and payroll processing, billing and collection services, human resources services, etc.) on a contractual basis to other local exchange carriers.

Other operating revenues remained virtually unchanged for the three months and decreased 16% or $4.9 for the six months ended June 30, 1995, respectively, compared to the same periods in 1994. During the second quarter, the Company's higher provision for uncollectible accounts of $2.8 was offset by a $1.8 increase in collections of late payment fees, a $0.5 increase in directory advertising revenue and a $0.4 increase in billing and collection revenues. The six month decrease is primarily attributable to $4.7 of higher provisions for uncollectible accounts and a $1.2 decrease in collections of late payment fees. This decrease is partially offset by a $0.6 increase in directory advertising revenue and a $0.7 increase in billing and collection revenues.











                                       3
                         GTE SOUTHWEST INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


  OPERATING EXPENSES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

          Operating expenses     $ 252.8   $ 244.9    $ 498.0   $ 485.4

Operating expenses increased 3% or $7.9 and 3% or $12.6 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily attributable to higher depreciation and amortization costs, partially offset by the favorable effects of ongoing cost-reduction programs from process re-engineering activities.

The three month increase is primarily attributable to $3.9 of increased digital software amortization, $4.0 of increased depreciation expenses associated with additions to plant balances, $3.0 of increased expenses for shared facilities, a $2.1 increase in charges related to unbillable calling card calls, $1.5 of higher expenses related to material purchases, and $1.2 in higher employee business expenses. These increases are offset by $3.0 of lower software costs and a $5.8 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.

The six month increase is primarily attributable to $7.8 of increased digital software amortization, $7.9 of increased depreciation expenses associated with additions to plant balances, $2.8 of increased expenses for shared facilities, a $2.1 increase in charges related to unbillable calling call cards, and $1.9 in higher employee business expenses. These increases are offset by $3.1 of lower labor and benefit costs, a $5.8 settlement gain mentioned above, and a decrease of $2.3 related to material purchases.

  OTHER INCOME

The $5.5 pretax gain on disposition of assets reflects the Company's sale of its unconsolidated investment in Metropolitan Houston Paging Service, Inc. in May 1995 (see Note 2 to Condensed Financial Statements). As previously reported, in May 1994 the Company recorded a $9.3 pretax gain on disposition of certain assets and liabilities.












                                       4
                         GTE SOUTHWEST INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at June 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first six months of 1995 was cash from operations of $196.4 compared to $144.7 for the same period in 1994. The year-to-year increase in cash from operations is the result of a decrease in working capital, primarily customer accounts receivable, and improved results from operations.

The Company's capital expenditures during the first six months of 1995 were $132.5 compared to $132.4 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. Capital expenditures for 1995 are expected to increase slightly from capital expenditures of $302.0 incurred during 1994, reflecting the Company's expanding network and replacement of outdated technologies with digital switches and fiber optic networks.

In May 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc. for $7.0. The proceeds were used primarily to reduce borrowings of short-term debt. As previously reported, in May 1994 the Company sold certain assets and liabilities for $41.0. The proceeds were used primarily to retire long-term debt.

Cash used in financing activities was $67.9 during the first six months of 1995 compared to $44.3 for the same period in 1994. This included dividend payments of $71.1 during the first six months of 1995 compared to $24.3 for the same period in 1994. External financing included increases in short-term borrowings of $3.7 in the first six months of 1995, compared to $10.2 for the same period in 1994. The Company retired $0.5 in long-term debt during the first six months of 1995 compared to $30.2 for the same period in 1994.









                                       5
                         GTE SOUTHWEST INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $172.0, which reduced net income by $105.9, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $75.5 have been made since inception of the re-engineering plan, including $38.1 during the first six months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $96.5 remains in the restructuring reserve, of which $43.4 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.


In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

   Tariff                Productivity          Sharing Parameters
   Entity                   Factor           50%              100%
   Arkansas, Texas           4.0%       12.25-13.25% ROR  Over 13.25% ROR
   New Mexico, Oklahoma      5.3%       None              None

Since the Company's access fees are priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $9.6, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $0.9, annually. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.







                                       6
                         GTE SOUTHWEST INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interest in the entities whose purchase gave rise to the Consent Decree.

Also in April 1995, the Supreme Court of Texas ruled on an appeal of the Company's 1989 rate case order. The Court agreed with the Company's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services from GTE Service Corporation, a wholly-owned subsidiary of GTE. The final issue, payments associated with directory publications rendered by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, has been remanded to the Texas Public Utilities Commission (TPUC) for further proceedings. It is not known when the TPUC will render a decision on this matter.

The Texas Legislature passed a telecommunications reform bill which was signed into law on May 26, 1995, and will become effective September 1, 1995. This new legislation opens the local exchange to competition and permits existing LECs to elect a form of price regulation rather than rate of return regulation. The price regulation plan contained in the reform bill requires all calls be digitally switched by year-end 1998. It also requires the provision of broadband facilities to schools, libraries and hospitals on customer demand. The Company is currently evaluating its options under the new law.

On June 9, 1995, the Arkansas Public Service Commission (APSC) ordered the Company to reduce rates by $12.8 annually based on excess earnings. The Company filed a motion for reconsideration on July 7, 1995 which was approved by the APSC on July 10, 1995. Public hearings on the motion are scheduled for September 6, 1995.

On April 13, 1995, the New Mexico Service Corporation Commission issued an order in the first phase of the New Mexico rate proceeding requiring the Company to decrease its revenues by $8.3 annually, effective April 13, 1995. The second phase of the proceeding, which will consider rate design, was filed on May 15, 1995. A final order is expected by November 15, 1995.













                                       7
                         GTE SOUTHWEST INCORPORATED

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























                                       8
                         GTE SOUTHWEST INCORPORATED

                          CONDENSED BALANCE SHEETS

                                   ASSETS


                                                  June 30,     December 31,
                                                    1995           1994
                                                   (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                          $     6,818    $     9,333
  Receivables, less allowances
    of $15,350 and $17,215, respectively            181,532        201,827
  Materials and supplies                             25,898         18,449
  Deferred income tax benefits                       14,985         21,444
  Net assets held for sale                           18,921             --
  Prepayments and other                              31,937         17,141
    Total current assets                            280,091        268,194








PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                   4,091,412      4,017,714
  Accumulated depreciation                       (1,617,902)    (1,521,434)
    Net property, plant and equipment             2,473,510      2,496,280








OTHER ASSETS                                         81,314         67,061






    TOTAL ASSETS                                $ 2,834,915    $ 2,831,535


See Notes to Condensed Financial Statements.




                                       9
                         GTE SOUTHWEST INCORPORATED

                          CONDENSED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 30,     December 31,
                                                    1995           1994
                                                   (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities $    80,276    $    66,703
  Accounts payable                                  130,493        133,152
  Accrued taxes                                      24,842         27,361
  Accrued interest                                    5,277          5,448
  Accrued payroll and vacations                      37,723         37,068
  Accrued dividends                                  23,068         51,374
  Accrued restructuring costs and other             232,040        223,352
    Total current liabilities                       533,719        544,458



LONG-TERM DEBT                                      664,759        673,346



RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             383,468        375,388
  Employee benefit obligations                      106,873         76,638
  Restructuring costs and other                      96,628        136,584
    Total reserves and deferred credits             586,969        588,610



PREFERRED STOCK, subject to
  mandatory redemption                               10,190         10,330



SHAREHOLDERS' EQUITY:
  Preferred stock                                     7,600          7,600
  Common stock                                      645,000        645,000
  Reinvested earnings                               386,678        362,191
    Total shareholders' equity                    1,039,278      1,014,791




    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 2,834,915    $ 2,831,535


See Notes to Condensed Financial Statements.




                                      10
                         GTE SOUTHWEST INCORPORATED

                     CONDENSED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                          June 30,
                                                    1995           1994
                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    67,230    $    66,144
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                 144,582        128,276
      Deferred income taxes and investment
        tax credits                                  12,588          2,175
      Provision for uncollectible accounts           12,956          8,236
      Gain on disposition of assets, net
        of tax                                       (3,642)        (6,236)
      Changes in current assets and current
        liabilities                                 (36,204)       (57,795)
      Other - net                                    (1,094)         3,881
      Net cash from operating activities            196,416        144,681



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (132,541)      (132,430)
  Proceeds from sale of assets                        7,000         41,000
  Other - net                                        (5,469)           714
      Net cash used in investing activities        (131,010)       (90,716)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt retired                               (533)       (30,248)
  Dividends paid to shareholders                    (71,050)       (24,295)
  Increase in short-term debt                         3,662         10,200
      Net cash used in financing activities         (67,921)       (44,343)



Increase (decrease) in cash                          (2,515)         9,622

Cash at beginning of period                           9,333          2,888

Cash at end of period                           $     6,818    $    12,510



See Notes to Condensed Financial Statements.




                                      11
                         GTE SOUTHWEST INCORPORATED

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                           (DOLLARS IN MILLIONS)

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

(2) On May 4, 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc. (a Texas Corporation) for $7.0 in cash. This sale is part of GTE's effort to reorganize its paging business nationally. A pretax gain of $5.5 was recorded on the sale. The proceeds from this transaction were used primarily to reduce borrowings of short-term debt.

(3) In June 1994, and March 1995, the Company entered into purchase agreements whereby the Company will sell nonstrategic local exchange properties in Texas to various parties. The parties intend to close on the properties in late 1995 and early 1996, upon receiving all necessary regulatory approvals from the FCC. The net assets held for sale of $18.9 represent primarily property, plant and equipment.

(4) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.






















                                      12
                         GTE SOUTHWEST INCORPORATED


PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

    This item is herein incorporated by reference in Management's
Discussion and Analysis of Financial Condition and Results of Operations included in Part I - Financial Information.


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits required by Item 601 of Regulation S-K.

           (27)  Financial Data Schedule.

      (b) The Company filed no reports on Form 8-K during the second quarter of 1995.




































                                      13



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                          GTE SOUTHWEST INCORPORATED
                                                 (Registrant)






Date:  August 11, 1995                      WILLIAM M. EDWARDS, III
                                            WILLIAM M. EDWARDS, III
                                                  Controller
                                           (Chief Accounting Officer)




























                                     14