Form 10-Q
period 1995-09-30
GTE SOUTHWEST INC
filed 1995-11-01
CIK 40874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended       September 30, 1995
                    ----------------------------------------------------------
                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934



For the transition period from                     to
                               ------------------      -----------------------


Commission File Number:       1-7077
                        ------------------------------------------------------


                          GTE SOUTHWEST INCORPORATED
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                   75-0573444
------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R. S. Employer
Incorporation or organization)                 Identification No.)


600 Hidden Ridge, HQE04B12 - Irving, Texas               75038
------------------------------------------------------------------------------
Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       214-718-5600
                                                   ---------------------------

------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES     X       NO
                                                ----------      ----------

The Company had 6,450,000 shares of $100 stated value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.    FINANCIAL INFORMATION

                           GTE SOUTHWEST INCORPORATED

                         CONDENSED STATEMENTS OF INCOME


                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                                 --------------------------        --------------------------
                                                   1995             1994             1995             1994
                                                 ---------       ----------        ---------        ---------
                                                                   (Thousands of Dollars)
Operating revenues:
Local network services                           $ 123,142       $  109,929        $ 352,821        $ 327,934
Network access services                            122,675          114,758          348,464          338,795
Long distance services                              43,446           50,682          127,337          148,217
Equipment sales and services                        32,275           20,503           87,780           55,165
Other                                               11,448            7,420           37,998           38,778
                                                 ---------       ----------        ---------        ---------
                                                   332,986          303,292          954,400          908,889
                                                 ---------       ----------        ---------        ---------

Operating expenses:
Cost of sales and services                         127,879          140,999          389,458          415,901
Depreciation and amortization                       72,157           65,154          216,739          193,430
Selling, general and administrative                 50,287           46,400          142,643          129,422
                                                 ---------       ----------        ---------        ---------
                                                   250,323          252,553          748,840          738,753
                                                 ---------       ----------        ---------        ---------

Net operating income                                82,663           50,739          205,560          170,136
                                                 ---------       ----------        ---------        ---------

Other (income) deductions:
Interest expense - net                              12,476           13,006           40,689           41,338
Gain on disposition of assets                      (16,263)              --          (21,763)          (9,297)
Other - net                                         (3,428)              --           (4,501)              --
                                                 ---------       ----------        ---------        ---------

Income before income taxes                          89,878           37,733          191,135          138,095

Income taxes                                        30,153           12,766           64,180           46,984
                                                 ---------       ----------        ---------        ---------

Net income                                       $  59,725       $   24,967        $ 126,955        $  91,111
                                                 =========       ==========        =========        =========

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,
                                          --------------------------        --------------------------
                                            1995             1994             1995             1994
                                          ---------       ----------        ---------        ---------
 Net income                               $    59.7       $     25.0        $   127.0        $    91.1


Net income for 1995 includes one-time gains (net of tax) of $3.6 and $10.8 associated with the sale of non-strategic properties in the state of Texas during the second and third quarter of 1995, respectively, and a $3.8 settlement gain (net of tax) recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans. Net income for 1994 includes a one-time gain (net of tax) of $6.0 associated with the sale of non- strategic properties in the state of Oklahoma during the second quarter
of 1994.    Excluding these special items, net income increased 96% or $23.9 and 28% or $23.7 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to higher operating revenues resulting from continued customer growth, partially offset by increased depreciation expense. The increases are also due to lower operating expenses related to decreased labor and benefit costs and data processing charges.

  OPERATING REVENUES

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                            --------------------------        --------------------------
                                              1995             1994             1995             1994
                                            ---------       ----------        ---------        ---------
Local network services                      $   123.1       $    109.9        $   352.8        $   327.9
Network access services                         122.7            114.8            348.5            338.8
Long distance services                           43.4             50.7            127.3            148.2
Equipment sales & services                       32.3             20.5             87.8             55.2
Other                                            11.5              7.4             38.0             38.8
                                            ---------       ----------        ---------        ---------
      Total operating revenues              $   333.0       $    303.3        $   954.4        $   908.9


Operating revenues increased 10% or $29.7 and 5% or $45.5 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 12% or $13.2 and 8% or $24.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The number of access lines increased 5% for the three and nine months ended September 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $4.6 and $9.8, respectively. The three and nine month increases are also due to additional revenues of $1.3 and $3.6 associated with the continued expansion of local area calling zones, $1.6 and $3.9 of growth in revenues related to sales of Centranet (trademark) and custom calling features, such as Smartcall (trademark) and $3.1 and $5.1 of favorable impacts on local network services revenues resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case discussed in the Other Matters section .

                           GTE SOUTHWEST INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Network access services revenues increased 7% or $7.9 and 3% or $9.7 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. Minutes of use increased 12% and 11% for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases generated additional revenues of $11.2 and $26.0, respectively. The three and nine month increases are also due to $2.5 and $3.9 of higher end user access charge revenues associated with growth in access lines and a $1.0 and $2.1 growth in private line revenues. The three and nine month increases were partially offset by declines in revenues of $6.9 and $24.8 due to the Company's exit from the pooling arrangement discussed below.

Long distance services revenues decreased 14% or $7.3 and 14% or $20.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month decreases are primarily due to the end of transitional support payments received from Southwestern Bell Telephone Company of $0.5 and $7.6 in 1994 as a result of the Company's exit from the Texas state intraLATA toll pool. These decreases are also due to the expansion of local area calling zones resulting in $2.2 and $6.5 of long distance services revenue reductions and decreases of $3.1 and $4.1 due to lower toll volumes.

Equipment sales and services revenues increased 58% or $11.8 and 59% or $32.6 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month increases are primarily due to additional equipment sales and revenues resulting from service bureau contracts. Through service bureau contracts, the Company provides general, administrative and operational services (e.g. invoice and payroll processing, billing and collection services, human resources services, etc.) on a contractual basis to other local exchange carriers and certain affiliates.

Other operating revenues increased 55% or $4.1 and decreased 2% or $0.8 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The third quarter increase is due to the Company's lower provision for uncollectible accounts. The nine month decrease is primarily attributable to a decrease in collections of late payment fees and higher provisions for uncollectible accounts, partially offset by an increase in directory advertising revenue and an increase in billing and collection revenues.

  OPERATING EXPENSES

                                          Three Months Ended                  Nine Months Ended
                                             September 30,                      September 30,
                                      ---------------------------       ---------------------------
                                         1995             1994             1995             1994
                                      -----------      ----------       ----------      -----------
 Operating expenses                   $     250.3      $    252.6       $    748.8      $     738.8


Operating expenses decreased 1% or $2.3 and increased 1% or $10.0 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

The three month decrease in operating expenses is primarily attributable to $4.0 of lower labor and benefit costs associated with ongoing cost-reduction programs from process re-engineering activities, $2.0 of lower end-user uncollectibles and $1.3 of lower data processing costs. These decreases are offset by $5.7 of increased depreciation expenses, primarily associated with additions to plant balances, and $1.3 of increased digital software amortization.

                           GTE SOUTHWEST INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The nine month increase in operating expenses is primarily attributable to $9.1 of increased digital software amortization, $14.2 of increased depreciation expenses, primarily associated with additions to plant balances, and $6.1 of higher contractor costs. These increases are partially offset by $7.1 of lower labor and benefit costs associated with ongoing cost-reduction programs from process re-engineering activities, a $5.8 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans, $3.0 of lower data processing costs and $2.0 of lower end-user uncollectibles.

  OTHER (INCOME) DEDUCTIONS

                                          Three Months Ended                  Nine Months Ended
                                             September 30,                      September 30,
                                       ---------------------------      ---------------------------
                                         1995             1994             1995             1994
                                       ---------      ------------      ----------       ----------
 Gain on disposition of assets         $   (16.3)     $         --      $    (21.8)      $     (9.3)

 Other - net                                (3.4)               --            (4.5)              --

 Income taxes                               30.2              12.8            64.2             47.0

On September 30, 1995, the Company recorded a $16.3 pretax gain on the sale of a portion of its telephone plant-in- service, materials and supplies and customers (representing 10,517 access lines) in the state of Texas to various parties. On May 4, 1995, the Company recorded a $5.5 pretax gain on the sale of its unconsolidated investment in Metropolitan Houston Paging Service, Inc. As previously reported, in May 1994 the Company recorded a $9.3 pretax gain on the disposition of certain assets and liabilities.

Other - net income increased $3.4 and $4.5 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to the reversal of expired representation and warranty reserves related to certain 1994 property dispositions.

Income taxes increased $17.4 and 37% or $17.2 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to corresponding increases in pretax income, partially offset by adjustments in prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short- term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at September 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first nine months of 1995 was cash from operations of $303.4 compared to $266.3 for the same period in 1994. The year-to-year increase in cash from operations is primarily the result of improved results from operations, partially offset by an increase in working capital. Cash from operations is also being utilized to fund the Company's re-engineering plan.

                           GTE SOUTHWEST INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The Company's capital expenditures during the first nine months of 1995 were $209.6 compared to $203.2 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates construction costs for 1995 to approximate capital expenditures of $302.0 incurred during 1994.

In September 1995, the Company sold a portion of its telephone plant-in-service, materials and supplies and access lines in the state of Texas to various parties for $29.6 in cash. In May 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc. for $7.0 in cash. The proceeds from these sales were used primarily to reduce borrowings of short-term debt and to pay $18.7 of dividends to GTE in October 1995. As previously reported, in May 1994 the Company sold certain assets and liabilities for $41.0 in cash. These proceeds were used primarily to retire long-term debt.

Cash used in financing activities was $109.6 during the first nine months of 1995 compared to $90.8 for the same period in 1994. This included dividend payments of $94.2 in the first nine months of 1995 compared to $65.6 for the same period in 1994. External financing included a decrease in short-term debt of $14.6 for the first nine months of 1995, compared to an increase of $5.0 for the same period in 1994. The Company retired $0.8 of long-term debt during the first nine months of 1995 compared to $30.2 for the same period in 1994.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $172.0, which reduced net income by $105.9, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $88.3 have been made since inception of the re-engineering plan, including $50.8 during the first nine months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with workforce reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of September 30, 1995, $83.7 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

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

                                                                       Sharing Parameters
    Tariff                            Productivity           -------------------------------------
    Entity                               Factor                    50%                   100%
    ------                            ------------           ----------------      ---------------
    Arkansas, Texas                       4.0%               12.25-13.25% ROR      Over 13.25% ROR
    New Mexico, Oklahoma                  5.3%               None                  None


                           GTE SOUTHWEST INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $9.6 annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $0.9, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of local exchange carriers's services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House committee.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interest in the entities whose purchase gave rise to the Consent Decree.

Also in April 1995, the Supreme Court of Texas ruled on an appeal of the Company's 1989 rate case. The Court agreed with the Company's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services from GTE Service Corporation, a wholly-owned subsidiary of GTE. The issue of payments associated with directory publications rendered by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, was remanded to the Texas Public Utilities Commission (TPUC). Subsequent to the Supreme Court's decision, the state of Texas passed a telecommunications reform bill which was signed into law on May 26, 1995, and became effective September 1, 1995. This new legislation opens the local exchange to competition and permits existing LECs to elect a form of price regulation rather than rate of return regulation. On September 20, 1995, the Company notified the TPUC of its election of price regulation and, in doing so, resolved the 1989 rate case. The incentive form of price regulation requires LECs to cap basic service rates for four years, after which indexed, TPUC-approved rate adjustments will be permitted. The price regulation plan contained in the reform bill also requires all calls be digitally switched by year-end 1998 and for the provision of broadband facilities to schools, libraries and hospitals on customer demand.

On June 9, 1995, the Arkansas Public Service Commission (APSC) ordered the Company to reduce rates by $12.8 annually. The Company filed a motion for reconsideration on July 7, 1995 which was approved by the APSC on July 10, 1995. Public hearings on the motion were held on September 6, 1995. It is not known when the APSC will issue a decision on this matter.

On April 13, 1995, the New Mexico Service Corporation Commission issued an order in the first phase of the New Mexico rate proceeding requiring the Company to decrease its revenues by $8.3 annually, effective immediately. Hearings were held on the second phase of the proceeding, which considered rate design. A final order is expected by November 15, 1995.

In March 1995, the Company entered into purchase agreements whereby the Company will sell other nonstrategic local exchange properties in Texas to various parties. The parties intend to close on the properties in early 1996, upon receiving all necessary regulatory approvals from the FCC. The net assets held for sale of $7.1 represent primarily property, plant and equipment.

                           GTE SOUTHWEST INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $400 and $550. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                           GTE SOUTHWEST INCORPORATED

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                         September 30,          December 31,
                                                                             1995                   1994
                                                                        ----------------      ----------------
                                                                                (Thousands of Dollars)

Current assets:
Cash                                                                    $         24,500      $          9,333
Receivables, less allowances of
$20,003 and $17,215, respectively                                                213,079               201,827
Materials and supplies                                                            28,235                18,449
Deferred income tax benefits                                                      13,429                21,444
Net assets held for sale                                                           7,096                    --
Prepayments and other                                                             15,860                17,141
                                                                        ----------------      ----------------
Total current assets                                                             302,199               268,194
                                                                        ----------------      ----------------




Property, plant and equipment:
Original cost                                                                  4,148,384             4,017,714
Accumulated depreciation                                                      (1,668,288)           (1,521,434)
                                                                        ----------------      ----------------
Net property, plant and equipment                                              2,480,096             2,496,280
                                                                        ----------------      ----------------




Prepaid pension costs                                                             62,822                41,870
                                                                        ----------------      ----------------




Other assets                                                                      23,283                25,191
                                                                        ----------------      ----------------




Total assets                                                            $      2,868,400      $      2,831,535
                                                                        ================      ================



See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      September 30,          December 31,
                                                                                           1995                  1994
                                                                                    ------------------     -----------------
                                                                                             (Thousands of Dollars)

            Current liabilities:
            Short-term debt, including current maturities                           $           62,028     $          66,703
            Accounts payable                                                                   114,108               133,152
            Accrued taxes                                                                       32,066                27,361
            Accrued interest                                                                    15,665                 5,448
            Accrued payroll and vacations                                                       48,686                37,068
            Accrued dividends                                                                    6,242                51,374
            Accrued restructuring costs and other                                              237,462               223,352
                                                                                    ------------------     -----------------
            Total current liabilities                                                          516,257               544,458
                                                                                    ------------------     -----------------


            Long-term debt                                                                     664,505               673,346
                                                                                    ------------------     -----------------


            Reserves and deferred credits:
            Deferred income taxes                                                              365,174               375,388
            Employee benefit obligations                                                       113,808                76,638
            Restructuring costs and other                                                      105,771               136,584
                                                                                    ------------------     -----------------
            Total reserves and deferred credits                                                584,753               588,610
                                                                                    ------------------     -----------------

            Preferred stock, subject to mandatory redemption                                    10,190                10,330
                                                                                    ------------------     -----------------

            Shareholders' equity:
            Preferred stock                                                                      7,600                 7,600
            Common stock                                                                       645,000               645,000
            Reinvested earnings                                                                440,095               362,191
                                                                                    ------------------     -----------------
            Total shareholders' equity                                                       1,092,695             1,014,791
                                                                                    ------------------     -----------------




            Total liabilities and shareholders' equity                              $        2,868,400     $       2,831,535
                                                                                    ==================     =================



See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        -----------------------------------
                                                                           1995                   1994
                                                                        ------------         --------------
                                                                               (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $    126,955         $       91,111
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                                216,739                193,430
Deferred income taxes                                                         18,883                  4,307
Provision for uncollectible accounts                                          20,577                 18,485
Gain on disposition of assets, net of tax                                    (14,419)                (5,990)
Changes in current assets and current liabilities                            (61,168)               (47,591)
Other - net                                                                   (4,193)                12,504
                                                                        ------------         --------------
Net cash from operating activities                                           303,374                266,256
                                                                        ------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (209,560)              (203,172)
Proceeds from sale of assets                                                  36,576                 41,000
Other - net                                                                   (5,659)                  (199)
                                                                        ------------         --------------
Net cash used in investing activities                                       (178,643)              (162,371)
                                                                        ------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt retired                                                          (786)               (30,221)
Dividends paid to shareholders                                               (94,183)               (65,618)
Increase (decrease) in short-term debt                                       (14,595)                 5,000
                                                                        ------------         --------------
Net cash used in financing activities                                       (109,564)               (90,839)
                                                                        ------------         --------------

Increase in cash                                                              15,167                 13,046

Cash at beginning of period                                                    9,333                  2,888
                                                                        ------------         --------------

Cash at end of period                                                   $     24,500         $       15,934
                                                                        ============         ==============




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

On September 30, 1995, the Company sold a portion of its telephone plant-in-service, materials and supplies and customers (representing 10,517 access lines) in the state of Texas to various parties for $29.6 in cash. This represents less than 1% of the Company's total access lines. A pretax gain of $16.3 was recorded on the sale. The proceeds from this transaction were used primarily to reduce borrowings of short-term debt and to pay $18.7 of dividends to GTE in the fourth quarter of 1995.

In March 1995, the Company entered into purchase agreements whereby the Company will sell other nonstrategic local exchange properties in Texas to various parties. The parties intend to close on the properties in early 1996, upon receiving all necessary regulatory approvals from the FCC. The net assets held for sale of $7.1 represent primarily property, plant and equipment.

(3) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $400 and $550. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits required by Item 601 of Regulation S-K.

               (27)  Financial Data Schedule.

        (b) GTE Southwest Incorporated filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events." No financial statements were filed with this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         GTE SOUTHWEST INCORPORATED (Registrant)


Date:   October 31, 1995                        William M. Edwards, III
     -----------------------                ---------------------------------
                                                William M. Edwards, III
                                                      Controller
                                                (Chief Accounting Officer)

                              INDEX TO EXHIBITS




Exhibit                Description
-------                -----------
Exhibit 27             Financial Data Schedule