Form 10-K405
period 1995-12-31
GTE SOUTHWEST INC
filed 1996-03-28
CIK 40874

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                      December 31, 1995
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                        to

Commission File Number                              1-7077

                           GTE SOUTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                   75-0573444
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code     214-718-5600

Securities registered pursuant to Section 12(b) of
the act:
                                                  NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                           WHICH REGISTERED

FIRST MORTGAGE BONDS-7 1/2%-SERIES, DUE 2002       AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

4.60% SERIES CUMULATIVE PREFERRED STOCK                 $20 PAR VALUE
5.10% SERIES CUMULATIVE PREFERRED STOCK                 $20 PAR VALUE
       (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X  NO
                                                 -----  ------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
               -----

THE COMPANY HAD 6,500,000 SHARES OF $100 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item                                                                               Page
Part I
       1.    Business                                                                   1
       2.    Properties                                                                 5
       3.    Legal Proceedings                                                          5
       4.    Submission of Matters to a Vote of Security Holders                        5
Part II
       5.    Market for the Registrant's Common Equity and Related                      6
             Shareholder Matters
       6.    Selected Financial Data                                                    7
       7.    Management's Discussion and Analysis of Financial                          8
             Condition and Results of Operations
       8.    Financial Statements and Supplementary Data                               15
       9.    Changes in and Disagreements with Accountants on                          40
             Accounting and Financial Disclosure
Part III
      10.    Directors and Executive Officers of the Registrant                        41
      11.    Executive Compensation                                                    44
      12.    Security Ownership of Certain Beneficial Owners and Management            52
      13.    Certain Relationships and Related Transactions                            53
Part IV
      14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K           54

PART I

Item 1.  Business

GTE Southwest Incorporated (the Company) was incorporated in Delaware in 1926. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Arkansas, New Mexico, Oklahoma and Texas.


In December 1992, GTE announced a plan to pursue the sale or trade of a small percentage of local-exchange telephone properties (representing less than 5% of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. As part of this program, during 1995-1993, the Company sold various local- exchange telephone properties in the states of Texas, Arizona, Utah and Idaho, as discussed below.

On September 30, 1995, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 10,517 access lines) in the state of Texas to various parties. On November 30, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 8,898 access lines) in the state of
Oklahoma to Pioneer Telephone Cooperative, Inc.   The Company also sold a
portion of its telephone plant-in-service, inventories and supplies and customers (representing 26,519 access lines) in the state of Arizona to Citizens Utilities Company. On May 1, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 12,798 access lines) in the state of Oklahoma to Eaglenet, Inc. On December 31, 1993, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 17,000 access lines) in the state of Utah to Citizens Utilities Company.


In addition, on May 4, 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc. (a Texas corporation), and on February 23, 1993, the Idaho properties of the Company were sold to GTE Northwest Incorporated.



On February 28, 1995, the Company entered into an Agreement of Merger with Contel of Texas, Inc., a Texas corporation and Contel of the West, Inc., an Arizona corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Contel Subsidiaries provided communication services in the states of Texas and New
Mexico.   The Merger became effective on December 31, 1995, and has been accounted for in a manner similar to a "pooling of interests."



Additional information related to the above transactions can be found in Note 3 and Note 5 of the Company's financial statements included in Item 8.



The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1995, was as follows:


                                                Access
               State                         Lines Served
         -----------------                  ---------------
         Texas                                   1,852,476
         Oklahoma                                  104,521
         New Mexico                                 83,295
         Arkansas                                   80,902
         -----------------                  ---------------
            Total                                2,121,194
         -----------------                  ===============

At December 31, 1995, the Company had 6,251 employees.

The Company has three written agreements with the Communications Workers of America (CWA). In 1995, one agreement was reached with the CWA. During 1996, two contracts with the CWA will expire.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Texas, Oklahoma, New Mexico and Arkansas as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Texas. In addition, eight states, none of which are served by the Company, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.


For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.


Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 13 to the Company's financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $199 million re-engineering program. Since the program began in 1994, costs of $116.1 million have been charged to the restructuring reserve -- $82.4 million related to customer service processes, $17.9 million related to administrative processes and $15.8 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the states of Texas, Oklahoma, New Mexico and Arkansas, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $1.7 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant facilities. These additions were equal to 35% of gross plant of $4.9 billion at December 31, 1995.

In response to recently enacted and pending legislation and the increasingly competitive environment, effective January 1, 1996, the Company has adopted the use of accounting practices appropriate for nonregulated enterprises and thus discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's financial statements included in Item 8.


Item 3.  Legal Proceedings


The state of Texas passed a telecommunications reform bill which was signed into law on May 26, 1995, and became effective September 1, 1995. This new legislation opens the local-exchange to competition and permits existing LECs to elect a form of price regulation rather than rate of return regulation. On September 20, 1995, the Company notified the TPUC of its election of price regulation and, in doing so, resolved its 1989 rate case. See Note 13 to the Company's financial statements included in Item 8.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).


SHAREHOLDER SERVICES
The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Mail Stop 45-02-60
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE Corporation through the following universal resource: http://www.gte.com

Item 6. Selected Financial Data (See Note 3 to the Company's financial statements included in Item 8)


GTE Southwest Incorporated

                                                                Years Ended December 31,
                                             --------------------------------------------------------------
Selected Income Statement Items (a)             1995         1994       1993(b)        1992        1991
-----------------------------------          --------------------------------------------------------------
                                                                 (Thousands of Dollars)

Revenues and sales                           $ 1,553,441  $ 1,482,495   $ 1,457,263  $ 1,457,369 $ 1,405,022
Operating costs and expenses                   1,224,580    1,203,019     1,348,211    1,086,785   1,131,886
                                             --------------------------------------------------------------
Operating income                                 328,861      279,476       109,052      370,584     273,136
Interest - net                                    61,218       63,568        82,722       86,133      93,640
Gain on disposition of assets                    (21,583)     (63,688)      (17,536)          --          --
Other - net                                       (5,500)          --         1,224           --          --
Income taxes (benefit)                            99,437       95,068       (12,731)      93,692      38,487
                                             --------------------------------------------------------------
Income before extraordinary charges              195,289      184,528        55,373      190,759     141,009
Extraordinary charges (c)                       (549,438)          --       (31,250)          --          --
                                             -------------------------------------------------------------
Net income (loss)                            $  (354,149)  $  184,528   $    24,123  $   190,759 $   141,009
                                             ==============================================================
Dividends declared on common stock           $    80,900   $  243,033   $   149,348  $   179,383 $   102,645
Dividends declared on preferred stock              1,118        1,258         1,409        1,588       1,703

-----------------------------------------------------------------------------------------------------------
                                                                   As of December 31,
                                             --------------------------------------------------------------
Selected Balance Sheet Items                    1995         1994         1993         1992        1991
----------------------------                 --------------------------------------------------------------
                                                                 (Thousands of Dollars)

Property, plant and equipment - net (c)       $1,966,506   $2,832,912   $2,843,398   $2,912,515  $2,865,868
Total assets                                   2,446,560    3,243,367    3,286,638    3,288,049   3,205,154
Long-term debt and preferred stock,
  subject to mandatory redemption                835,472      755,530      798,255      833,056     908,099
Shareholders' Equity                             713,719    1,149,886    1,232,177    1,358,811   1,349,023
-----------------------------------------------------------------------------------------------------------


(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) Operating income in 1993 included a $199 million pre-tax charge for restructuring costs which reduced net income by $122.6 million.
(c)  See Note 2 to the financial statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Southwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in Arkansas, New Mexico, Oklahoma and Texas. The Company also markets telecommunications systems and equipment. At December 31, 1995, the Company served 2,121,194 access lines in its service territories, with 87% of these lines in Texas.

On February 28, 1995, the Company entered into an Agreement of Merger with Contel of Texas, Inc., a Texas corporation and Contel of the West, Inc., an Arizona corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Merger became effective on December 31, 1995, and has been accounted for in a manner similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented and reflect the elimination of all significant intercompany transactions.


RESULTS OF OPERATIONS

                                          Years Ended December 31,
                                 -----------------------------------------
                                    1995            1994            1993
                                 -----------      ---------       --------
    Net income (loss)            $  (354.1)      $   184.5       $   24.1

The net loss for 1995 includes one-time extraordinary charges (net of tax) of $549.4 related to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and the early retirement of debt in the fourth quarter of 1995. In addition, $14.3 of one-time gains (net of tax) were recorded on the sales of non-strategic properties in the state of Texas during 1995 and a $3.8 settlement gain (net of tax) was recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans. Net income for 1994 includes one-time gains (net of tax) of $39.8 recorded on the sales of non-strategic properties in the states of Arizona and Oklahoma. Net income for 1993 includes a one-time restructuring charge (net of tax) of $122.6, a one-time extraordinary charge (net of tax) of $31.3 for the early retirement of high-coupon debt and a one- time charge (net of tax) of $6.5 to complete enhanced early retirement and voluntary separation programs. Net income for 1993 also includes a one-time gain (net of tax) of $12.7 recorded on the sale of non-strategic properties in the state of Utah.


Excluding these special items, net income increased 22% or $32.5 for 1995 and decreased 16% or $27.1 for 1994. The 1995 increase is primarily due to higher revenues and sales resulting from continued customer growth and additional revenues related to service bureau contracts, partially offset by an increase in depreciation expense. The 1994 decrease is primarily the result of voluntary network access rate reductions in an ongoing effort to price services more competitively and an increase in costs of services and sales and depreciation expenses, partially offset by a decrease in interest expense.

REVENUES AND SALES

                                                  Years Ended December 31,
                                         ----------------------------------------------
                                            1995              1994              1993
                                         ---------         ---------         ----------
  Local services                         $   531.8         $   490.4         $    461.2
  Network access services                    579.0             577.7              572.8
  Toll services                              214.3             244.9              257.6
  Other services and sales                   228.3             169.5              165.7
                                         ---------         ---------         ----------
  Total revenues and sales               $ 1,553.4         $ 1,482.5          $ 1,457.3

Total revenues and sales increased 5% or $70.9 and 2% or $25.2 during 1995 and 1994, respectively.

Local service revenues are comprised mainly of fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 8% or $41.4 and 6% or $29.2 in 1995 and 1994, respectively. The number of access lines increased 5% in 1995 which generated additional revenues of $11.2. The 1995 increase is also due to additional revenues of $5.7 associated with the continued expansion of local area calling zones, $3.1 of growth in revenues related to sales of Centranet(R) and custom calling features, such as SmartCall(R), a $5.2 growth in new local services and $15.8 of favorable impacts on local service revenues resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case (as discussed in Note 13 to the financial statements included in Item
8). The 1994 increase is primarily due to a 5% increase in access lines and the expansion of local area calling zones.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local- exchange network in providing long-distance services. In addition, residential and business customers pay end-user access fees to connect to the local network to obtain long-distance
service.   Network access service revenues increased less than 1% or $1.3 and
$4.9 in 1995 and 1994, respectively. Minutes of use increased 11% in 1995, generating $20.7 of additional revenues. The net effect of the May and August 1995 interstate rate changes resulted in $6.9 of additional revenues associated with the FCC Price Cap (as discussed in Note 13 to the financial statements included in Item 8). The 1995 increase is also due to $3.8 of higher end-user access charge revenues associated with growth in access lines, a $7.3 increase in private line revenues and $5.3 of favorable impacts on network access service revenues resulting from the discontinuance of the monthly provisions related to the Company's 1989 Texas rate case. These increases are offset by a $30.2 decline in revenues due to the Company's access charge restructuring plan discussed below and $11.6 of lower Universal Service Fund support payments.

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

The 1994 increase in network access service revenues is primarily the result of an increase in minutes of use and increased revenue related to the Texas PASP. These increases are partially offset by revenue decreases resulting from the Company's exit from old pooling arrangements and an access charge restructuring plan which was approved by the Public Utility Commission of Texas (PUC) on April 1, 1992. The implementation of this plan resulted in a $41 annual reduction, effective September 1, 1992, a $29 annual reduction, effective September 1, 1993, and a final annual reduction of $33 which became effective September 1, 1994.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA). Toll service revenues decreased 13% or $30.6 and 5% or $12.7 in 1995 and 1994, respectively. The decrease in 1995 is due to the end of transitional support payments received from Southwestern Bell Telephone Company of $8.9 in 1994 as a result of the Company's exit from the Texas state intraLATA toll pool. The decrease is also due to the expansion of local area calling zones which resulted in $8.4 of toll service revenue reductions and a $12.8 decrease in revenues due to a decline in toll usage resulting from competition. The 1994 decrease is mainly due to diminishing transitional support payments as a result of the Company's exit from the Texas state intraLATA toll pool and the beginning of its participation in the Texas PASP discussed above.

Other services and sales revenues increased 35% or $58.8 and 2% or $3.8 in 1995 and 1994, respectively. The 1995 increase is primarily due to $17.1 of additional equipment sales and $42.6 of revenues resulting from service bureau contracts. Through service bureau contracts, the Company provides general, administrative and operational services (e.g. invoice and payroll processing, billing and collection services, human resources services, etc.) on a contractual basis to other local exchange carriers (LECs) and certain affiliates. The 1995 increase is also due to $3.7 of growth in DataBase 800 services. The 1994 increase is due to higher equipment sales, such as single-line telephones, large private branch equipment, voice messaging services and maintenance agreements, partially offset by higher provisions for uncollectible accounts and lower rental revenues.


OPERATING COSTS AND EXPENSES

                                                Years Ended December 31,
                                          ---------------------------------
                                             1995       1994        1993
                                          ---------   ---------  ----------
  Cost of services and sales              $   599.3   $   621.3  $    553.3
  Selling, general and administrative         285.9       260.7       286.0
  Depreciation and amortization               339.4       321.0       309.9
  Restructuring                                --          --         199.0
                                          ---------   ---------  ----------
  Total operating costs and expenses      $ 1,224.6   $ 1,203.0   $ 1,348.2


Total operating costs and expenses increased 2% or $21.6 in 1995 and decreased 11% or $145.2 in 1994. The 1995 increase is primarily attributable to $18.4 of increased depreciation expenses, primarily associated with additions to gross plant balances, $10.2 of higher contractor costs, a $5.6 increase in material costs and $5.2 of increased rental costs associated with voice messaging systems. These increases are partially offset by $7.9 of lower labor and benefit costs associated with ongoing cost-reduction programs from process re-engineering activities, a $9.6 decrease in charges related to unbillable calling card calls and a $5.8 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.

Operating costs and expenses in 1993 include one-time pre-tax charges of $199 related to the Company's restructuring plan and $9.4 associated with the enhanced early retirement and voluntary separation programs offered to eligible employees. Excluding these items, operating costs and expenses increased 5% or $63.2 in 1994. The 1994 increase is primarily the result of costs associated with the previously mentioned Texas PASP, increased installation and maintenance expenses and an increase in materials expense. The increase is also due to an increase in depreciation expenses, primarily associated with additions to gross plant balances.

OTHER (INCOME) EXPENSES


                                           Years Ended December 31,
                                       --------------------------------
                                         1995        1994       1993
                                       ---------   --------   ---------
  Interest - net                       $    61.2   $   63.6   $    82.7
  Gain on disposition of assets            (21.6)     (63.7)      (17.5)
  Other - net                               (5.5)        --         1.2
  Income taxes (benefit)                    99.4       95.1       (12.7)


Interest - net decreased 4% or $2.4 and 23% or $19.1 in 1995 and 1994, respectively. The 1994 decrease is primarily the result of lower average interest rates obtained through the high-coupon debt refinancing in November 1993.

On September 30, 1995, the Company recorded a $16.3 pre-tax gain on the sale of certain non-strategic properties in the state of Texas (representing 10,517 access lines). On May 4, 1995, the Company recorded a $5.3 pre-tax gain on the sale of its unconsolidated investment in Metropolitan Houston Paging Service, Inc. On November 30, 1994, the Company recorded pre-tax gains of $12.6 and $41.8 on the sales of certain non-strategic properties in the states of Oklahoma (representing 8,898 access lines) and Arizona (representing 26,519 access lines), respectively. On May 1, 1994, the Company recorded a $9.3 pre-tax gain on the sale of certain non-strategic properties in the state of Oklahoma (representing 12,798 access lines). On December 31, 1993, the Company recorded a $17.5 pre-tax gain on the sale of non- strategic properties in the state of Utah (representing 17,000 access lines).

Other - net income was $5.5 in 1995 due to the reversal of expired representation and warranty reserves related to certain 1994 property dispositions for which the period of exposure has expired.

Income taxes increased $4.3 and $107.8 in 1995 and 1994, respectively. The 1995 and 1994 increases are primarily due to corresponding increases in pretax income. The 1995 increase is also due to lower amortization of investment tax credits and lower reversals of temporary differences provided in prior years at higher tax rates. The 1994 increase is also due to favorable adjustments made in 1994 to prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. A $3,490 line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs. In January 1996, the Company issued $150 million of 6% debentures to refinance commercial paper outstanding at December 31, 1995 (see Note 8 to the financial statements). Subsequent to this financing, the Company currently has an existing shelf registration statement for an additional $150 of debentures.

The Company's primary source of funds during 1995 was cash from operations of $392.8 compared to $482 in 1994. The year-to-year decrease is primarily due to higher working capital requirements and cash from operations being utilized to fund the Company's re-engineering plan.

The Company used $288.1 and $220.8 in investing activities during 1995 and 1994, respectively. The Company's capital expenditures during 1995 and 1994 were $319.2 and $378, respectively. The declining requirements for modernization of current facilities offset the expenditures associated with continued growth in access lines and introduction of new products and services, including broadband digital services. These expenditures were partially offset by cash proceeds of $36.6 and $158.2 received from the sale of certain non-strategic properties, discussed above, during 1995 and 1994, respectively. The Company's anticipated construction costs for 1996 are expected to increase slightly from the 1995 level, reflecting the continued modernization of facilities and anticipated growth.

The Company used $97.4 and $257.6 in financing activities during 1995 and 1994, respectively. This included dividend payments of $143.2 in 1995 compared to $201.3 in 1994. Financing included net short-term borrowings of $66.1 in 1995, compared to $15.1 in 1994. In December 1995, the Company redeemed prior to stated maturity, $5.6 of long-term debt with proceeds from commercial paper borrowings. The Company retired an additional $15.4 of long-term debt and preferred stock in 1995 compared to total retirements of $49 in 1994. During 1994, the Company returned $22.5 of capital to GTE with the cash proceeds from certain non-strategic property sales.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Texas, Oklahoma, New Mexico and Arkansas as to its intrastate operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Texas. In addition, eight states, none of which are served by the Company, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 13 to the Company's financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $199 re-engineering program. Since the program began in 1994, costs of $116.1 have been charged to the restructuring reserve -- $82.4 related to customer service processes, $17.9 related to administrative processes and $15.8 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE Southwest Incorporated
STATEMENTS OF INCOME (Note 3)

Years Ended December 31                                               1995             1994             1993
-----------------------                                           -----------       -----------     -----------
                                                                            (Thousands of Dollars)

Revenues and sales (a):
  Local services                                                  $   531,849       $   490,359     $   461,165
  Network access services                                             579,038           577,706         572,849
  Toll services                                                       214,278           244,856         257,597
  Other services and sales                                            228,276           169,574         165,652
                                                                  -----------       -----------     -----------
   Total revenues and sales                                         1,553,441         1,482,495       1,457,263
                                                                  -----------       -----------     -----------
Operating costs and expenses (b):
  Cost of services and sales                                          599,312           621,299         553,363
  Selling, general and administrative                                 285,884           260,704         286,001
  Depreciation and amortization                                       339,384           321,016         309,873
  Restructuring                                                            --                --         198,974
                                                                  -----------       -----------     -----------
   Total operating costs and expenses                               1,224,580         1,203,019       1,348,211
                                                                  -----------       -----------     -----------
Operating income                                                      328,861           279,476         109,052

Other (income) expense:
  Interest - net                                                       61,218            63,568          82,722
  Gain on disposition of assets                                       (21,583)          (63,688)        (17,536)
  Other - net                                                          (5,500)                --          1,224
                                                                  -----------       -----------     -----------
Income before income taxes                                            294,726           279,596          42,642
  Income taxes (benefit)                                               99,437            95,068         (12,731)
                                                                  -----------       -----------     -----------
Income before extraordinary charges                                   195,289           184,528          55,373
Extraordinary charges                                                (549,438)                --        (31,250)
                                                                  -----------       -----------     -----------
Net income (loss)                                                 $  (354,149)      $   184,528     $    24,123
                                                                  ===========       ===========     ===========


(a) Includes billings to affiliates of $45,564, $35,658 and $37,803 for the years 1995-1993, respectively.
(b) Includes billings from affiliates of $103,877, $89,766 and $82,976 for the years 1995-1993, respectively.


See Notes to Financial Statements.

GTE Southwest Incorporated
BALANCE SHEETS (Note 3)

December 31                                                                           1995             1994
-----------                                                                        -----------      -----------
                                                                                      (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                                   $    17,825      $    10,462
  Receivables, less allowances of $21,182 and $20,043                                  277,838          266,902
  Inventories and supplies                                                              20,452           17,983
  Deferred income tax benefits                                                          32,033           23,356
  Prepaid taxes and other                                                               45,630           21,875
                                                                                   -----------      -----------
   Total current assets                                                                393,778          340,578
                                                                                   -----------      -----------
Property, plant and equipment, net                                                   1,966,506        2,832,912
Other assets                                                                            86,276           69,877
                                                                                   -----------      -----------
Total assets                                                                       $ 2,446,560      $ 3,243,367
                                                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                                 $49,862          $97,945
  Accounts payable                                                                     101,548          113,755
  Affiliate payables and accruals                                                       43,970           38,479
  Advanced billings and customer deposits                                               36,568           31,082
  Taxes payable                                                                         36,940           51,258
  Accrued interest                                                                       6,657            7,651
  Accrued payroll costs                                                                 46,038           40,104
  Dividends payable                                                                        198           61,374
  Accrued restructuring costs                                                           82,872           50,740
  Other                                                                                 84,510           71,265
                                                                                   -----------      -----------
   Total current liabilities                                                           489,163          563,653
                                                                                   -----------      -----------
Non-current liabilities:
  Long-term debt                                                                       827,082          745,200
  Deferred income taxes                                                                178,003          407,510
  Employee benefit obligations                                                         145,799          101,779
  Restructuring costs                                                                       --          105,994
  Other liabilities                                                                     84,404          159,015
                                                                                   -----------      -----------
   Total non-current liabilities                                                     1,235,288        1,519,498
                                                                                   -----------      -----------

Preferred stock, subject to mandatory redemption                                         8,390           10,330
                                                                                   -----------      -----------

Shareholders' equity:
  Preferred stock                                                                        7,600            7,600
  Common stock (6,500,000 shares issued)                                               650,000          650,000
  Additional paid-in capital                                                            48,751           48,751
  Retained earnings                                                                      7,368          443,535
                                                                                   -----------      -----------
   Total shareholders' equity                                                          713,719        1,149,886
                                                                                   -----------      -----------
Total liabilities and shareholders' equity                                         $ 2,446,560      $ 3,243,367
                                                                                   ===========      ===========

See Notes to Financial Statements.

GTE Southwest Incorporated
STATEMENTS OF CASH FLOWS (Note 3)

Years Ended December 31                                              1995             1994             1993
-----------------------                                           -----------       -----------     -----------
                                                                            (Thousands of Dollars)

Operations:
  Income before extraordinary charges                             $   195,289       $   184,528     $    55,373
  Adjustments to reconcile income before extraordinary
  charges to net cash from operations:
   Depreciation and amortization                                      339,384           321,016         309,873
   Deferred income taxes                                               16,312           (10,697)       (121,142)
   Restructuring costs                                                     --                --         198,974
   Gain on disposition of assets, net of tax                          (14,298)          (39,766)        (12,722)
   Provision for uncollectible accounts                                33,136            34,868          22,663
   Change in current assets and current liabilities:
     Receivables - net                                                (59,328)          (34,660)         (68,081)
     Other current assets                                             (15,635)           (8,905)          30,088
     Accrued taxes and interest                                       (17,924)          (11,132)           3,955
     Other current liabilities                                        (65,392)           21,699           63,645
   Other - net                                                        (18,731)           25,060           53,863
                                                                  -----------       -----------      -----------
   Net cash from operations                                           392,813           482,011          536,489
                                                                  -----------       -----------      -----------

Investing:
  Capital expenditures                                               (319,162)         (378,037)        (339,562)
  Proceeds from sale of assets                                         36,576           158,189           77,550
  Other - net                                                          (5,478)             (964)           4,232
                                                                  -----------       -----------      -----------
   Net cash used in investing                                        (288,064)         (220,812)        (257,780)
                                                                  -----------       -----------      -----------

Financing:
  Long-term debt issued                                                    --                --          496,666
  Long-term debt and preferred stock retired                          (20,968)          (48,980)        (547,441)
  Dividends paid to shareholders                                     (143,194)         (201,279)        (217,377)
  Increase in short-term obligations,
     excluding current maturities                                      66,064            15,142           12,298
  Return of capital to GTE                                                 --           (22,528)              --
  Other - net                                                             712                --          (20,578)
                                                                  -----------       -----------      -----------
   Net cash used in financing                                         (97,386)         (257,645)        (276,432)
                                                                  -----------       -----------      -----------
Increase in cash and temporary investments                              7,363             3,554            2,277

Cash and temporary investments:
  Beginning of year                                                    10,462             6,908            4,631
                                                                  -----------       -----------      -----------
  End of year                                                     $    17,825       $    10,462      $     6,908
                                                                  ===========       ===========      ===========

Cash paid during the year for:
  Interest                                                        $    64,626       $    66,410      $    84,567
  Income taxes                                                        111,154           112,303           86,750


See Notes to Financial Statements.

GTE Southwest Incorporated
STATEMENTS OF SHAREHOLDERS' EQUITY (Note 3)

                                                                        Additional
                                             Preferred       Common       Paid-In      Retained
                                               Stock         Stock        Capital      Earnings       Total
                                             ----------    -----------  -----------  ------------  -----------
                                                                  (Thousands of Dollars)
Shareholders' equity, December 31, 1992      $    7,600    $   650,000  $    71,279  $    629,932  $ 1,358,811
Net income                                                                                 24,123       24,123
Dividends declared                                                                      (150,757)    (150,757)
                                             ----------    -----------  -----------  ------------  -----------
Shareholders' equity, December 31, 1993           7,600        650,000       71,279       503,298    1,232,177

Net income                                                                                184,528      184,528
Dividends declared                                                                      (244,291)    (244,291)
Return of capital (a)                                                      (22,528)                   (22,528)
                                             ----------    -----------  -----------  ------------  -----------
Shareholders' equity, December 31, 1994           7,600        650,000       48,751       443,535    1,149,886

Net loss                                                                                (354,149)    (354,149)
Dividends declared                                                                       (82,018)     (82,018)
                                             ----------    -----------  -----------  ------------  -----------
Shareholders' equity, December 31, 1995      $    7,600    $   650,000  $    48,751  $      7,368  $   713,719
                                             ==========    ===========  ===========  ============  ===========



(a) During 1994, the Company returned $22.5 million of capital to GTE with the cash proceeds from certain non-strategic property sales (see Note 5 to the financial statements).



See Notes to Financial Statements.

GTE Southwest Incorporated
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Southwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1995, the Company served 2,121,194 access lines in the states of Arkansas, New Mexico, Oklahoma and Texas. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

On February 28, 1995, the Company entered into an Agreement of Merger with Contel of Texas, Inc., a Texas corporation and Contel of the West, Inc., an Arizona corporation (the Merger). The Merger became effective on December 31, 1995 and has been accounted for in a manner similar to a "pooling of interests" (see Note 3).

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation, including the reclassification of the 1989 Texas Rate Case reserve from other services and sales revenues to the revenue categories affected by the rate case (i.e. local services revenues and network access revenues).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronics repair services to the Company. These purchases and services amounted to $91.2 million, $90.3 million and $118.5 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $103.9 million, $89.8 million and $83 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $45.6 million, $35.7 million and $37.8 million for the years 1995-1993, respectively.

TELEPHONE PLANT

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.


CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

2.  EXTRAORDINARY CHARGES

In response to recently enacted and pending legislation (see Note 13) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $549.3 million (net of tax benefits of $301.6 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                       Depreciable Lives
                                                     ---------------------
                                                     Average
Asset Category                                       Before          After
--------------                                       -------         -----
Copper                                                20-30           15
Switching                                             17-19           10
Circuit                                               11-13            8
Fiber                                                 25-30           20

In addition, during 1995, the Company redeemed prior to stated maturity, $5.6 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $0.1 million (net of tax benefits).

During 1993, the Company redeemed prior to stated maturity, $501 million of high-coupon first-mortgage bonds. These redemptions resulted in an after-tax extraordinary charge of $31.3 million (net of tax benefits of $16.1 million).

3.  LEGAL ENTITY MERGER

On February 28, 1995, the Company entered into an Agreement of Merger with Contel of Texas, Inc., a Texas corporation and Contel of the West, Inc., an Arizona corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Merger became effective on December 31, 1995, and has been accounted for in a manner similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented and reflect the elimination of significant intercompany transactions.

Listed below are details of the results of operations of the previously separate enterprises that are included in the current combined net income
(loss):

                                        GTE Southwest      Contel          Contel     GTE Southwest
                                         (Pre-Merger)       Texas           West      (Post-Merger)
                                        -------------     ----------     -----------  --------------
                                                          (Thousands of Dollars)
Year Ended December 31, 1995

Revenues and sales                      $   1,346,541     $  162,454     $    44,446  $    1,553,441
Operating income                              271,151         47,071          10,639         328,861
Net income (loss) (a)                       (324,463)       (36,301)           6,615       (354,149)

Year Ended December 31, 1994

Revenues and sales                      $   1,235,775     $  169,792     $    76,928  $    1,482,495
Operating income                              216,646         35,216          27,614         279,476
Net income (b)                                123,386         19,055          42,087         184,528

Year Ended December 31, 1993

Revenues and sales                      $   1,182,787     $  181,077     $    93,399  $    1,457,263
Operating income (c)                           54,854         34,840          19,358         109,052
Net income (loss) (d)                        (19,041)         20,122          23,042          24,123


(a) Net income (loss) for 1995 includes $549.4 million of extraordinary charges for the discontinuance of FAS 71 and the early retirement of debt (see Note 2). Net income (loss) for 1995 also includes after-tax gains of $10.8 million recorded on the sales of non-strategic properties and $3.5 on the sale of the Company's unconsolidated investment in Metropolitan Houston Paging, Inc (see Note 5).

(b) Net income for 1994 includes after-tax gains on the sales of non-strategic properties of $39.8 million (see Note 5).


(c) Operating income for 1993 includes a $199 million pre-tax charge for restructuring costs which reduced net income by $122.6 million and a one-time pre-tax charge of $9.4 million to complete enhanced early retirement and voluntary separation programs which reduced net income by $6.5 million .


(d) Net income for 1993 includes a $31.3 million extraordinary charge for the early retirement of debt. Net Income for 1993 also includes after-tax gains on the sale of non-strategic properties of $12.7 million (see Note 5).

4.  RESTRUCTURING COSTS

Results for 1993 include one-time pre-tax restructuring costs of $199 million, which reduced net income by $122.6 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $134.7 million to re-engineer customer service processes and $48.5 million to re- engineer administrative processes. The restructuring costs also include $15.8 million primarily for the consolidation of facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.

Costs of $116.1 million have been incurred since the plan's inception including $82.4 million related to customer service processes, $17.9 million related to administrative processes and $15.8 million related to the consolidation of facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pre-tax charge of $9.4 million which reduced 1993 net income by $6.5 million.

5.  PROPERTY REPOSITIONING

On September 30, 1995, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 10,517 access lines) in the state of Texas to various parties for $29.6 million in cash. A pre- tax gain of $16.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations and to pay $18.7 million of dividends to GTE in the fourth quarter of 1995.

On May 4, 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc. (a Texas Corporation) for $7 million in cash. A pre-tax gain of $5.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations.

On November 30, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 8,898 access lines) in the state of Oklahoma to Pioneer Telephone Cooperative, Inc. for $26.8 million in cash. A pre-tax gain of $12.6 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations.

On November 30, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 26,519 access lines) in the state of Arizona to Citizens Utilities Company for $90.4 million in cash. A pre-tax gain of $41.8 million was recorded on the sale. The proceeds from this transaction were used primarily to pay down $8 million of long-term debt and pay $54.5 million of dividends to GTE.

On May 1, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 12,798 access lines) in the state of Oklahoma to Eaglenet, Inc. for $41 million in cash. A pre-tax gain of $9.3 million was recorded on the sale. The proceeds from this transaction were used primarily to pay down $30 million of long-term debt.

On December 31, 1993, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 17,000 access lines) in the state of Utah to Citizens Utilities Company for $52.6 million in cash. A pre-tax gain of $17.5 million was recorded on the sale. The proceeds from this transaction were primarily used to pay down $24.4 million of long-term debt and return $22.5 million of capital to GTE in early 1994.

On February 23, 1993, the Idaho properties of the Company were sold to GTE Northwest Incorporated for their book value of $25 million.

6.  PREFERRED STOCK

The authorized cumulative preferred stock, not subject to mandatory redemption, consists of 2,060,758 shares. Shares outstanding at December 31, 1995 and 1994 are as follows:

Outstanding:                                Shares            Amount
                                           --------          ---------
                                                      (Thousands of Dollars)
  $2.20       no par value                   32,000           $  1,600
   5.10%     $20 par value                  300,000              6,000
                                           --------          ---------
     Total                                  332,000           $  7,600
                                           --------          ---------

Cumulative preferred stock, subject to mandatory redemption, is as follows:

Authorized:                                  Shares
                                           ----------
   4.60%     $20 par value                    350,000
  $8.10      no par value                     300,000
                                           ----------
                                              650,000
                                           ----------


                                                                    December 31
                                             -------------------------------------------------------------
                                                       1995                              1994
                                             ------------------------------   ----------------------------
                                               Shares            Amount          Shares           Amount
                                             ----------       -------------   -----------      -----------
Outstanding:                                           (Thousands of Dollars)           (Thousands of Dollars)

   4.60% $20 par value                           89,500       $      1,790         96,500      $     1,930
  $8.10      no par value                        66,000              6,600         84,000            8,400
                                             ----------       -------------   -----------      -----------
     Total                                      155,500       $      8,390        180,500      $    10,330
                                             ----------       -------------   -----------      -----------



The 4.60% Series sinking fund provisions require the Company to redeem a minimum of 7,000 shares at $20 per share on April 1 of each year. This requirement was met in 1995 and 1994 with the purchase of 7,000 shares per year.

The $8.10 Series sinking fund provisions require the redemption of a minimum of 9,000 shares at $100 per share on November 1 of each year. The Company redeemed 18,000 shares in 1995 and 1994 to meet this requirement.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event dividends in arrears equal or exceed the annual dividends on all preferred stock. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1995.

The aggregate redemption requirements of preferred stock subject to mandatory redemption are $1 million in each of the years 1996-2000.

No shares of preferred stock were held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

7. COMMON STOCK

The authorized common stock of the Company consists of 6,500,000 shares with a stated value of $100 per share. All outstanding shares of common stock are held by GTE.

Effective December 31, 1995, the Company issued 50,000 shares of its common stock to GTE in exchange for all of the outstanding common stock of the Contel Subsidiaries (see Note 3).

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.


At December 31, 1995, all of the Company's retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Certificate of Incorporation. In addition, as a result of the discontinuance of FAS 71 discussed in Note 2, the Company is currently restricted from making a full payment of cash dividends on common stock.

8. DEBT

        Long-term debt as of December 31 was as follows:

                                                                          1995                1994
                                                                       ---------           ----------
                                                                            (Thousands of Dollars)
First mortgage bonds:
   5 3/8% Series,   due 1996                                            $  9,000            $  9,000
   6 7/8% Series,   due 1998                                              25,000              25,000
   7 1/2% Series,   due 2002                                              40,000              40,000
   8 1/2% Series,   due 2031                                             100,000             100,000
    9.70% Series S, due 2002                                               9,544              10,908
    9.74% Series T, due 2013                                              12,900              13,200

    9.36% Series U, due 2014                                              35,000              35,000
    8.50% Series K, due 2003                                                  --               2,160
    8.75% Series G, due 1999                                                  --               4,000

Debentures:
   5.82% Series A,  due 1999                                             250,000             250,000
   6.54% Series B,  due 2005                                             250,000             250,000

Other:
   Rural Utilities Service (RUS)                                              --               3,154
   Rural Telephone Bank (RTB)                                                 --               4,961
   Federal Financing Bank (FFB)                                               --               1,386
   Commercial paper refinanced on a long-term basis                      105,800                  --
   Capitalized leases                                                      1,130                 340
                                                                        --------            --------
  Total principal amount                                                 838,374             749,109
Less: discount                                                              (933)               (800)
                                                                        --------            --------
  Total                                                                  837,441             748,309
Less: current maturities of long-term debt                               (10,359)             (3,109)
                                                                        --------            --------
  Total long-term debt                                                  $827,082            $745,200
                                                                        ========            ========


Long-term debt as of December 31, 1995, includes $105.8 million of commercial paper which was refinanced by the issuance of $150 million of 6% Debentures in January 1996.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of
the Company or pledged by the Company.   Debt discounts on the Company's
outstanding long-term debt are amortized over the lives of the respective
issues.   Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.


Estimated payments of long-term debt during the next five years are: $10.4 million in 1996; $1.7 million in 1997; $26.7 million in 1998; $251.7 million in 1999 and $4 million in 2000.

Total short-term obligations as of December 31 were as follows:


                                                                                    1995                 1994
                                                                                  -------              -------
                                                                                     (Thousands of Dollars)
Commercial paper - average rate 5.93%                                             $    -               $66,595
Notes payable to affiliate - average rates 6.10% and 3.27%                         39,503               28,241
Current maturities of long-term debt                                               10,359                3,109
                                                                                  -------              -------
  Total                                                                           $49,862              $97,945
                                                                                  =======              =======



A $3.5 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.


9. FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying values. As of December 31, 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $42 million. The estimated fair value of long-term debt as of December 31, 1994, was lower than the carrying value by approximately $66 million.

10.   INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                                     1995             1994             1993
                                                                 ------------     -------------     ------------
                                                                             (Thousands of Dollars)
Current:
  Federal                                                        $     78,708     $      92,583     $    102,869
  State                                                                 4,417            13,182            5,542
                                                                 ------------     -------------     ------------
                                                                       83,125           105,765          108,411
                                                                 ------------     -------------     ------------
Deferred:
  Federal                                                              26,111             3,933        (105,961)
  State                                                               (1,729)           (4,348)          (2,807)
                                                                 ------------     -------------     ------------
                                                                       24,382             (415)        (108,768)
                                                                 ------------     -------------     ------------

Amortization of deferred investment tax credits                       (8,070)          (10,282)         (12,374)
                                                                 ------------     -------------     ------------
   Total                                                         $     99,437     $      95,068     $   (12,731)
                                                                 ============     =============     ============


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the statements of income is as follows:


                                                                    1995             1994             1993
                                                                 ------------     -------------     ------------
                                                                            (Thousands of Dollars)

Amounts computed at statutory rates                              $    102,763     $      97,858     $     14,925
  State income taxes, net of federal income tax benefits                2,124             5,730            1,752
  Amortization of deferred investment tax credits                     (8,070)          (10,282)         (12,374)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                           3,133             2,382            3,891
  Rate differentials applied to reversing temporary
   differences                                                        (1,299)           (3,087)          (4,646)

  Other differences, including settlements of prior year
   tax issues                                                             786             2,467         (16,279)
                                                                 ------------     -------------     ------------
Total provision (benefit)                                        $     99,437     $      95,068     $   (12,731)
                                                                 ============     =============     ============

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31 are as follows:

                                                                        1995              1994
                                                                    -------------    -------------
                                                                        (Thousands of Dollars)

Depreciation and amortization                                       $     191,074    $     431,869
Employee benefit obligations                                             (59,879)         (39,105)
Prepaid pension costs                                                      24,655           14,663
Restructuring costs                                                      (29,437)         (57,603)
Investment tax credits                                                     21,948           34,738
Other - net                                                               (2,391)            (408)
                                                                    -------------    -------------
   Total                                                            $     145,970    $     384,154
                                                                    =============    =============

11.   EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1995-1993 were as follows:

                                                                     1995              1994             1993
                                                                 ------------     -------------     ------------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                  $     13,435     $      18,955    $      21,091
Interest cost on projected benefit obligations                         37,427            38,626           44,192
Return on plan assets:
  Actual                                                            (156,937)             1,834        (133,253)
  Deferred                                                             94,244          (68,923)           64,653
Other - net                                                          (14,491)          (11,106)         (14,266)
                                                                 ------------     -------------     ------------
  Total - net                                                    $   (26,322)     $    (20,614)     $   (17,583)
                                                                 ============     =============     ============

The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994 and 8.25% for 1993.

The funded status of the plans and the prepaid pension cost at December 31 were as follows:

                                                           1995        1994
                                                        ----------  -----------
                                                         (Thousands of Dollars)
Vested benefit obligations                              $  349,378  $   324,243
                                                        ==========  ===========

Accumulated benefit obligations                         $  404,047  $   375,427
                                                        ==========  ===========


Plan assets at fair value                               $  861,063  $   821,667
Less: projected benefit obligations                        516,001      493,096
                                                        ----------    ---------
Excess of assets over projected benefit obligations        345,062      328,571
Unrecognized net transition asset                         (46,505)     (58,692)
Unrecognized net gain                                    (225,922)    (227,926)
                                                        ----------    ---------
  Total - net                                           $   72,635    $  41,953
                                                        ==========    =========

Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                           1995        1994
                                                        -----------   ---------
Discount rate                                              7.50%        8.25%
Rate of compensation increase                              5.25%        5.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-93 included the following components:

                                                                       1995           1994             1993
                                                                    ----------     -----------      ----------
                                                                             (Thousands of Dollars)

Benefits earned during the year                                     $    6,123     $     7,862      $    9,473
Interest cost on accumulated postretirement benefit                     26,265          26,816          28,678
obligations
Actual return on plan assets                                             (485)              --              --
Amortization of transition obligation                                   13,980          14,723          17,482
Other - net                                                              (242)              18              --
                                                                    ----------     -----------      ----------
  Total - net                                                       $   45,641     $    49,419      $   55,633
                                                                    ==========     ===========      ==========

The following table sets forth the plans' funded status and the accrued obligations as of December 31:

                                                                                      1995             1994
                                                                                   -----------      ----------
                                                                                    (Thousands of Dollars)

Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                         $   217,377      $  205,104
  Fully eligible active plan participants                                                7,458           9,630
  Other active plan participants                                                       133,013         133,314
                                                                                   -----------      ----------
Total accumulated postretirement benefit obligations                                   357,848         348,048
Less: fair value of plan assets                                                          4,736           2,609
                                                                                   -----------      ----------
Excess of accumulated obligations over plan assets                                     353,112         345,439
Unrecognized transition obligation                                                   (229,973)       (264,879)
Unrecognized net gain                                                                   18,653           7,182
                                                                                   -----------      ----------
  Total                                                                            $   141,792      $   87,742
                                                                                   ===========      ==========


The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1995, and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9%, respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1995 costs by $4.7 million and the accumulated postretirement benefit obligations at December 31, 1995, by $45 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for nonunion employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service.


SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.9 million in 1995 and $5.1 million in 1994 and 1993.


12.  PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment is summarized as follows at December 31:


                                                      1995           1994
                                                  ------------    ------------
                                                     (Thousands of Dollars)

Land                                              $     17,220    $     17,202
Buildings                                              366,791         360,705
Plant and equipment                                  4,086,569       3,929,461
Other                                                  383,632         386,801
                                                  ------------    ------------
  Total                                              4,854,212       4,694,169
Accumulated depreciation (see Note 2)              (2,887,706)     (1,861,257)
                                                  ------------    ------------
  Total property, plant and equipment - net       $  1,966,506    $  2,832,912
                                                  ============    ============



Depreciation provisions in 1995-1993 were equivalent to composite average percentages of 6.26%, 6.78% and 6.48%, respectively.


13.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Arkansas, New Mexico, Oklahoma and Texas. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with individual state regulatory orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide services between LATAs.

The Public Utility Commission of Texas (PUC) approved a rulemaking procedure on December 17, 1991, with an effective date of January 1, 1991, allowing the Company and other LECs to exit the intraLATA toll pool with diminishing transition payments from Southwestern Bell Telephone Company to be received through 1997.

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

An access charge restructuring plan was approved by the PUC on April 1, 1992. The implementation of this plan resulted in a $40.6 million annual rate reduction, effective September 1, 1992. Effective September 1, 1993, the Company implemented an additional rate reduction of $29 million representing the second step of a three year phase-out of certain access charges under the access charge restructuring plan. The final phase became effective September 1, 1994, with an additional rate reduction of $33 million.

On April 19, 1994, the Oklahoma Corporation Commission (OCC) approved a Joint Stipulation and Settlement Agreement in the consolidated docket to end the Toll Surcharge Pool in Oklahoma. This order allowed the Company to exit the toll pool while receiving transition payments during a three year (1994-1996) conversion period to an access charge arrangement. However, the industry, interexchange carriers and OCC staff have since developed an agreement for an IntraLATA Access Plan, effective March 1, 1996. The OCC approved the Access Plan Stipulation Plan in January 1996.

On December 7, 1995, the OCC approved a Joint Stipulation in the Company's rate case which reduced annual revenues by $5.5 million and allowed for full recovery of $14.7 million in OCC-mandated network modernization requirements through a modernization surcharge. Tariffs, which reflect the ordered revenue changes, were filed with the OCC on January 8, 1996. The local service rate changes amount to $4.7 million and the approved access tariff changes amounted to $0.8 million. These rate changes became effective March 6, 1996.

The Company is currently involved in a New Mexico rate proceeding, filed on September 1, 1994. The proceeding was bifurcated into two phases. On April 13, 1995, the New Mexico Service Corporation Commission (NMSCC) issued an order in the first phase of the New Mexico rate proceeding requiring the Company to decrease its revenues by $8.3 annually, effective immediately. Hearings were held on the second phase of the proceeding, which considered rate design and an order was issued on December 27, 1995, approving various rates and structures which should be placed into service during the first quarter of 1996. Refunds to customers back to April 13, 1995, will be issued and these refunds have been reserved.

On June 9, 1995, the Arkansas Public Service Commission (APSC) ordered the Company to reduce rates by $12.8 million annually. The Company filed a motion for reconsideration on July 7, 1995, which was approved by the APSC on July 10, 1995. The APSC issued a final decision, effective December 5, 1995, which upheld its original order for the Company to reduce rates by $12.8 million annually.

Texas Rate Case

On June 19, 1991, the Texas Third District Court of Appeals (Court of Appeals) affirmed in part and reversed, in part, a decision by the District Court of Travis County (District Court) regarding the Company's 1989 rate case. The Court of Appeals affirmed the portion of the District Court's order which determined that the PUC had no authority to retroactively adjust the Company's rates. That portion of the PUC's order would have resulted in customer refunds of approximately $140.0 million. The Court of Appeals also affirmed the District Court's determination relating to the manner in which the PUC had calculated the Company's rate of return in setting its rates. The Court of Appeals, however, reversed the District Court's determination that the PUC had made appropriate findings related to payments made by the Company to two of its affiliates. In addition, the Court of Appeals reversed the District Court's determination related to the PUC's treatment of the Company's federal income tax expense. The Company appealed this decision to the Supreme Court of Texas, and in April 1995, the Supreme Court of Texas ruled on an appeal of the Company's 1989 rate case. The Court agreed with the

Company's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services provided by GTE Service Corporation, a wholly-owned subsidiary of GTE. The issue of payments associated with telephone directories published by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, was remanded to the PUC.



Subsequent to the Supreme Court's decision, the state of Texas passed a telecommunications reform bill which was signed into law on May 26, 1995, and became effective September 1, 1995. This new legislation opens the local-exchange to competition and permits existing LECs to elect a form of price regulation rather than rate of return regulation. The incentive form of price regulation requires LECs to cap basic service rates for four years, after which indexed, PUC- approved rate adjustments will be permitted. The price regulation plan contained in the reform bill also requires all calls be digitally switched by year-end 1998 and for the provision of broadband facilities to schools, libraries and hospitals on customer demand. On September 20, 1995, the Company notified the PUC of its election of price regulation and, in doing so, resolved the remaining open issues of the 1989 rate case. In conjunction with its decision to elect price regulation, the Company must make certain investments in its network as discussed above. The Company also elected to amortize the reserve previously established for potential refunds related to the rate case on a straight-line basis over the four year period for which revenues will be capped. The remaining reserve is reflected on the balance sheets as other current liabilities and other non-current liabilities.



INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariffed entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

                                                   Sharing Parameters
    Tariff                    Productivity   ----------------------------------
    Entity                       Factor            50%               100%
    ------                    ------------   ---------------    ---------------
    Arkansas, GTE Texas           4.0%       12.25-13.25%ROR    Over 13.25% ROR
    New Mexico, Oklahoma
       and Contel Texas           5.3%        None              None


Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995, to increase rates $9.6 annually. In addition, the Company filed tariffs effective August 1, 1995, under the interim rules to reduce rates $0.9, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On
September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.


SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $223 million, $208.1 million and $214.6 million, respectively.


14.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $15.2 million, $14.4 million and $18.1 million in 1995-1993, respectively. Minimum rental commitments under noncancelable leases through 2000 do not exceed $2.3 million annually and aggregate $2.7 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1995 and 1994 quarterly financial data is as follows :

                                     Revenues       Operating     Net Income
                                     and Sales       Income         (Loss)
                                    ------------   -----------   ------------
                                             (Thousands of Dollars)
1995
  First Quarter                     $    359,404   $    78,505   $     40,574
  Second Quarter (a)                     376,644        74,403         43,503
  Third Quarter (b)                      391,223       103,192         68,738
  Fourth Quarter (c)                     426,170        72,761      (506,964)
                                    ------------   -----------   ------------
   Total                            $  1,553,441   $   328,861   $  (354,149)
                                    ============   ===========   ============
1994
  First Quarter                     $    365,059   $    80,348   $     42,358
  Second Quarter (a)                     380,578        89,940         54,602
  Third Quarter                          372,575        61,404         30,552
  Fourth Quarter (c)                     364,283        47,784         57,016
                                    ------------   -----------   ------------
   Total                            $  1,482,495   $   279,476   $    184,528
                                    ============   ===========   ============


(a) Second-quarter 1995 and 1994 net income includes after-tax gains on the sale of the Company's unconsolidated investment in Metropolitan Houston Paging, Inc. and the sale of non-strategic properties of $3.5 million and $6.5 million, respectively (see Note 5).

(b) Third-quarter 1995 net income includes an after-tax gain on the sale of non-strategic properties of $10.8 million (see Note 5).

(c) Fourth-quarter 1995 net income includes $549.4 million of extraordinary charges for the discontinuance of FAS 71 and the early retirement of debt (see Note 2). Fourth-quarter 1994 net income includes after-tax gains on the sales of non-strategic properties of $33.2 million
       (see Note 5).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Southwest Incorporated:

We have audited the accompanying balance sheets of GTE Southwest Incorporated (a Delaware corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Southwest Incorporated as of December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995 the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 24, 1996

MANAGEMENT REPORT


To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

Item 10.  Directors and Executive Officers of the Registrant


a.    Identification of Directors


The names, ages and positions of the directors of the Company as of March 1, 1996 are listed below along with their business experience during the past five years.



         Name                Age      Director Since               Business Experience
------------------------   -------  -----------------  ------------------------------------------------------

John C. Appel                47           1996         Executive Vice President - Network Operations, GTE
                                                       Telephone Operations, 1996; Executive Vice President -
                                                       Network Operations, all GTE domestic telephone
                                                       subsidiaries of which he is not President, 1996;
                                                       Director, all GTE domestic telephone subsidiaries,
                                                       1996; President - GTE South Incorporated and GTE North
                                                       Incorporated, 1995; Senior Vice President - Regulatory
                                                       Operations, GTE Telephone Operations, 1994; President -
                                                       GTE Southwest Incorporated, 1994; State President -
                                                       Texas / New Mexico, 1993; Vice President and General
                                                       Manager - California, GTE Telephone Operations West
                                                       Area, 1992; Assistant Vice President - Business
                                                       Services, GTE Telephone Operations, 1991.

Richard M. Cahill            57           1993         Vice President - General Counsel, GTE Telephone
                                                       Operations, 1988; Director, all GTE domestic telephone
                                                       subsidiaries, 1993 and / or 1994; Director, GTE Vantage
                                                       Incorporated, 1991; Vice President - General Counsel,
                                                       all GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore           46           1993         Senior Vice President - Finance and Planning, GTE
                                                       Telephone Operations, 1994; Senior Vice President -
                                                       Finance and Planning, all GTE domestic telephone
                                                       subsidiaries, 1994; Vice President - Finance, GTE
                                                       Telephone Operations, 1993; Vice President -
                                                       Intermediary Customer Markets, GTE Telephone
                                                       Operations, 1988; President of all South Area
                                                       Companies, GTE Telephone Operations, 1992; Director,
                                                       GTE Florida Incorporated and GTE South Incorporated,
                                                       1992; Director, all other GTE domestic telephone
                                                       subsidiaries, 1993 and / or 1994.

Michael B. Esstman           49           1993         Executive Vice President - Customer Segments, GTE
                                                       Telephone Operations, 1994; Executive Vice President -
                                                       Operations, GTE Telephone Operations, 1993; President,
                                                       all Central Area Companies, GTE Telephone Operations,
                                                       1991; President, Contel Eastern Region, Telephone
                                                       Operations Sector, 1983; Director, AG Communications
                                                       Systems; Director, all Central Area Companies, 1991;
                                                       Director, all other GTE domestic telephone subsidiaries,
                                                       1993 and / or 1994.

          Name               Age      Director Since                       Business Experience
------------------------   -------  -----------------  ------------------------------------------------------

Thomas W. White              49           1993         President, GTE Telephone Operations, 1995; Executive
                                                       Vice President - Network Operations, GTE Telephone
                                                       Operations, 1994; Executive Vice President - GTE
                                                       Telephone Operations, 1993; Senior Vice President -
                                                       General Office Staff, GTE Telephone Operations, 1989;
                                                       Director, all GTE domestic telephone subsidiaries, 1993
                                                       and / or 1994; Director, Quebec-Telephone.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.   Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1996.

                                           Year Assumed
                                         Present Position
                                     ------------------------
                                                      the
          Name               Age       Telops       Company                          Position
------------------------   -------  ------------   ----------    -------------------------------------------------
Thomas W. White (1)          49         1995           --        President of GTE Telephone Operations
John C. Appel (2)            47         1996          1996       Executive Vice President - Network Operations of
                                                                 GTE Telephone Operations and the Company
Mary Beth Bardin             41         1994          1995       Vice President - Public Affairs of GTE Telephone
                                                                 Operations and the Company
C. F. Bercher                52         1994          1995       Vice President - Consumer Markets of GTE
                                                                 Telephone Operations and the Company
Richard M. Cahill            57         1988          1995       Vice President - General Counsel of GTE Telephone
                                                                 Operations and the Company
Gerald K. Dinsmore           46         1994          1994       Senior Vice President - Finance and Planning of
                                                                 GTE Telephone Operations and the Company
William M. Edwards, III      47          --           1993       Controller of the Company
Michael B. Esstman           49         1994           --        Executive Vice President - Customer Segments of
                                                                 GTE Telephone Operations
Katherine J. Harless         45          --           1995       President of the Company
Gregory D. Jacobson          44          --           1994       Treasurer of the Company
Brad M. Krall                54         1993          1995       Vice President - Centralized Operations of GTE
                                                                 Telephone Operations and the Company
Michael J. McDonough         46         1994          1995       Vice President - Business Markets of GTE
                                                                 Telephone Operations and the Company
Barry W. Paulson             44          --           1991       Vice President - Midwest Region of the Company
Richard L. Schaulin          53         1989          1995       Vice President - Human Resources of GTE Telephone
                                                                 Operations and the Company
Charles J. Somes             49          --           1994       Secretary of the Company
Larry J. Sparrow             52         1994          1995       Vice President - Carrier Markets of GTE Telephone
                                                                 Operations and the Company
Alex Stadler                 45         1994          1995       Vice President - Strategy and Technology Planning
                                                                 of GTE Telephone Operations and the Company

(1) Thomas W. White was appointed President of GTE Telephone Operations replacing Kent W. Foster, who was appointed President of GTE Corporation.
(2) John C. Appel was appointed Executive Vice President - Network Operations of GTE Telephone Operations, replacing Thomas W. White, who was appointed President of GTE Telephone Operations.
(3) Katherine J. Harless was appointed President of the Company, replacing John C. Appel, who was appointed Executive Vice President - Network Operations of GTE Telephone Operations.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1995 Principal Executive Officers of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1995. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long-Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1995 annual compensation for each of the named executive officers that was allocated to the Company.


                                        Annual Compensation (1)
                          -----------------------------------------------
           (a)               (b)       (c)         (d)           (e)

                                                            Other Annual
Name and Principal                     Salary     Bonus     Compensation
Position in Group          Year       ($) (2)      ($)           ($)
-------------------------  -----     --------- ----------   --------------
Katherine J. Harless (5)   1995      $ 167,746  $ 113,800   $    --

 President                 1994        160,092    110,300        --
                           1993        147,258     88,500        --

John C. Appel (6)          1995        239,600    258,100        --
 President                 1994        193,023    182,400        --
                           1993        139,250     52,200        --

Kent B. Foster   (7)       1995        381,302    476,600        --
 President -               1994        687,608    837,900        --
  GTE Telephone            1993        603,659    531,700        --
  Operations

Thomas W. White            1995        418,884    443,800        --
 President -               1994        353,508    368,200        --
  GTE Telephone            1993        328,696    282,600        --
  Operations

Michael B. Esstman         1995        350,731    349,400        --
 Executive Vice            1994        327,546    358,200        --
 President -               1993        287,830    268,400        --
 Customer Segments
  GTE Telephone
  Operations

Gerald K. Dinsmore         1995        265,125    255,600        --
 Senior Vice President -   1994        248,438    233,800        --
 Finance and Planning      1993        213,061    206,900        --
  GTE Telephone
  Operations

<Caption)
                                    Long-Term Compensation
                          -----------------------------------------------

                                       Awards                       Payouts
                           ---------------------------    ---------------------------
           (a)                  (f)            (g)           (h)            (i)
                                            Securities
                             Restricted     Underlying       LTIP        All Other
Name and Principal             Stock         Options/      Payouts      Compensation
Position in Group            Awards (#)      SARs (#)      ($) (3)        ($) (4)
-------------------------   -----------     ----------    ---------    --------------

Katherine J. Harless (5)   $     --             12,500    $  75,600    $       7,548
 President                       --             10,600       18,800            4,887
                                 --              6,000           --            4,418

John C. Appel (6)                --             63,500      162,800           10,194
 President                       --             24,800       34,700            6,230
                                 --              7,300           --            4,187

Kent B. Foster   (7)             --            187,900      848,300            10,613
 President -                     --            138,100      397,800             7,075
  GTE Telephone Operations       --             58,800      117,100             6,502

Thomas W. White                  --             98,800      331,800            10,613
 President -                     --             53,700      164,100             7,075
  GTE Telephone Operaions        --             22,600       52,700             7,067

Michael B. Esstman               --             63,500      305,900             7,238
 Executive Vice                  --             53,700      158,300             4,998
 President -                     --             22,600       46,200             7,056
 Customer Segments
  GTE Telephone Operations

Gerald K. Dinsmore               --             36,400      211,300            10,613
 Senior Vice President -         --             30,900       97,800             7,075
 Finance and Planning            --             14,500       14,800             6,207
  GTE Telephone Operations

(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Ms. Harless and Messrs. Appel, Foster, White, Esstman and Dinsmore, for whom total annual amounts are shown above, is $281,546; $61,874; $102,060; $101,876; $84,303 and $62,700, respectively.
(2) The data in the table includes fees of $20,604, $22,896 and $21,944, respectively, received by Mr. Foster when he served as a director of BC TEL during 1995, 1994 and 1993, and fees of $289 and $2,869, respectively, for serving as a director of CANTV during 1994 and 1993. Mr. White received fees of $16,607 for serving as director of BC TEL during 1995. Both BC TEL and CANTV are indirectly-owned subsidiaries of GTE Corporation.

(3) 1995 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994-1995 performance period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single measure of long-term performance (return on equity) to a combined measure (return on equity and operating cash flow margin).
(4) All other compensation for 1995 includes company contributions to the GTE Savings Plan of $6,750 for Ms. Harless and each of Messrs. Appel, Foster, White and Dinsmore and $3,375 for Mr. Esstman. Also included are company contributions to the GTE Executive Salary Deferral Plan of $798 for Ms. Harless, $3,444 for Mr. Appel and $3,863 for each of Messrs. Foster, White, Esstman and Dinsmore.
(5)  Ms. Harless was elected President February 15, 1995, replacing Mr. Appel.
(6) Mr. Appel served as President until February 15, 1995. In May 1994, he was also elected Senior Vice President - Regional Operations, GTE Telephone Operations.
(7) Mr. Foster served as President of GTE Telephone Operations through June 1995 at which time he was selected President of GTE Corporation. Mr. White replaced Mr. Foster as President of GTE Telephone Operations.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1995, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission (the SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                 Potential Realizable Value at
                                                                                 Assumed Annual Rate of Stock
                                                                                    Price Appreciation For
                                        Individual Grants (1)                             Option Term
                       --------------------------------------------------------  -----------------------------
         (a)                (b)              (c)            (d)         (e)       (f)       (g)         (h)
                                          Percent of
                         Number of      Total Options/
                         Securities      SARs Granted    Exercise
                         Underlying       to All GTE      Or Base
                       Options / SARs    Employees in      Price    Expiration
        Name            Granted (1)      Fiscal Year      ($/SH)       Date       0%       5%         10%
---------------------  --------------   --------------   ---------  ----------  ------  ---------   ---------
Katherine J. Harless   $       12,500            0.22%   $   33.38   02/14/05   $  --   $ 262,367   $ 664,889

John C. Appel                  29,300            0.51%       33.38   02/14/05     --      614,988   1,558,501
                               34,200            0.60%       35.81   08/12/05     --      769,996   1,951,166
Kent B. Foster                163,100            2.89%       33.38   02/13/05     --    3,423,364   8,675,477
                               24,800            0.44%       34.44   07/02/05     --      536,922   1,360,557
Thomas W. White                63,500            1.12%       33.38   02/13/05     --    1,332,824   3,377,638
                               35,300            0.62%       35.75   07/30/05     --      793,375   2,010,409
Michael B. Esstman             63,500            1.11%       33.38   02/14/05     --    1,332,824   3,377,638
Gerald K. Dinsmore             36,400            0.64%       33.38   02/14/05     --      764,013   1,936,158


(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1995. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 29, 1995.

        (a)                 (b)              (c)                    (d)                           (e)
                                                             Number of Securities          Value of Unexercised
                                                            Underlying Unexercised      In-the-Money Options/SARs
                           Shares                           Options/SARs at FY-End             at FY-End ($)
                          Acquired           Value        ----------------------------  ---------------------------
Name                   On Exercise (#)     Realized ($)   Exercisable    Unexercisable  Exercisable   Unexercisable
--------------------   ---------------  ----------------  -------------- -------------  -----------   -------------

Katherine J. Harless            --      $      --              16,733           21,587  $   174,621   $     229,704
John C. Appel               15,132         55,354                  --           82,468           --         799,764
Kent B. Foster                  --             --             251,331          299,569    2,836,272       3,071,409
Thomas W. White             19,800        227,700             105,566          142,134    1,227,717       1,428,689
Michael B. Esstman              --             --              49,166          106,834      526,500       1,141,425
Gerald K. Dinsmore          29,833        142,354              12,833           61,834      117,248         660,412


Long-Term Incentive Plan - Awards in Last Fiscal Year

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 47.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. Awards for the three-year performance cycle ending in 1995 were based on GTE's financial performance during the relevant cycle as measured by GTE's average Return on Equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance and to bring opportunities to company levels, the Committee established a special performance period of two-years to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the additional period were based on GTE's performance against ROE and OCFM goals for the two-year period. The Committee authorized grants for the three-year performance cycle ending in 1997. The payments under this cycle will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. 75% of the award is determined based on ROE performance and 25% of the award will be determined based on OCFM performance.

The Committee established minimum and target award opportunities for each cycle based upon competitive practices. In establishing the targeted performance objectives for ROE and OCFM, the Committee considered past performance, the strategic goals of the GTE and the plans for implementing those goals. The established targets are designed to facilitate implementing strategic plans and improving performance.

At the time performance targets for the current LTIP cycles were established, a Common Stock Unit account was set up for each participant in the LTIP. An initial dollar amount for each account (target award) was determined based on the competitive performance bonus grant practices of the market comparator group. That amount was then divided by the average market price for GTE Common Stock for the calendar week preceding the day the account was established to determine the number of Common Stock Units in the account. The value of the account increased or decreased based on the market price of the GTE Common Stock. An amount equal to the dividends paid on an equivalent number of shares of GTE Common Stock was added on each dividend payment date. This amount was then converted into a number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Ms. Harless and Messrs Appel, Foster, White, Esstman and Dinsmore are each eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1995 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                                          Estimated Future Payouts
                                                                   Under Non-Stock Price Based Plans (1)
                                                              -----------------------------------------------
           (a)                   (b)              (c)              (d)              (e)              (f)
                                              Performance
                                            Or Other Period
                              Number of          Until
                            Shares, Units      Maturation
Name                       Or Other Rights     Or Payout      Threshold (2)      Target (3)      Maximum (4)
------------------------  ----------------  ---------------  ---------------    -------------   -------------
Katherine J. Harless                 1,500          3 Years              315            1,577
John C. Appel                        2,256        29 Months              462            2,308
                                     4,700          3 Years              988            4,942
                                     1,322        17 Months              270            1,352
                                     1,865        24 Months              392            1,961
                                       225        12 Months               47              237
Kent B. Foster                      15,400          3 Years            3,527           17,633
                                     2,415        30 Months              538            2,690
                                     1,450        18 Months              310            1,548
                                       610         6 Months              125              624
Thomas W. White                      5,900          3 Years            1,351            6,755
                                     2,495        29 Months              556            2,779
                                     1,465        17 Months              313            1,564
                                       370         5 Months               76              378
Michael B. Esstman                   5,900          3 Years            1,241            6,204
Gerald K. Dinsmore                   3,800          3 Years              799            3,996

NOTES:

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 29, 1995. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.
(2) The Threshold is the level of the average ROE and the average OCFM during the relevant cycle which represents the minimum acceptable performance level for both the ROE and OCFM performance measures. If the Threshold is attained with respect to both performance measures, the award will be equal to 20% of the combined target award for ROE and OCFM. Because ROE and OCFM are separate performance measures, it is possible to receive an award if the Threshold is achieved with respect to only one of the performance measures. If the actual results for one, but not both, performance measures is at the Threshold level, the portion of the award determined by the measure performing at the Threshold level will be at 20% of the target award for that performance measure, and no award will be made for the portion of the award determined by the measure performing at less than the Threshold level. However, if the actual results for both performance measures are below the minimum acceptable performance level, no award will be earned.
(3) The Target is the level of the average ROE and the average OCFM during the cycle which represents outstanding performance for both the ROE and OCFM performance measures. If the Target is attained with respect to both performance measures, the award will be equal to 100%
     of the target award for ROE    and OCFM.  If the actual results for one,
     but not both, performance measures is at the Target level, the portion of the award determined by the measure performing at the Target level will
     be at 100% of the target award for    that performance measure, and the
     portion of the award determined by the measure performing at less than 100% will be determined accordingly.
(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE
     and the actual OCFM exceed the targeted ROE and the targeted OCFM.   If
     GTE's average ROE and OCFM during the cycle exceed their respective performance targets, additional bonuses may be earned according to the following schedule:

        Performance Increment Above
        Maximum Performance Target            Added Percentage to Maximum Awards
--------------------------------------------------------------------------------
      First and Second          .1%                            +2%
      Third and Fourth          .1%                            +3%
      Fifth and above           .1%                            +4%

For example, if average ROE and OCFM performance each exceed the ROE and OCFM targets by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Foster, White, Esstman and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

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

The Agreements provide for benefits to be paid in the event these individuals separate from service and have a "good reason" for leaving or are terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes, but is not limited to, the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the Executive Incentive Plan (EIP) for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Foster, White, Esstman and Dinsmore provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation
Executive Retired Life Insurance Plan (ERLIP).   In addition, each executive
covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

Each of the agreements remain in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend his respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.

Retirement Programs

     Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE


    Final Average                                              Years of Service
--------------------            -------------------------------------------------------------------------------
      Earnings                      15               20                25              30              35
--------------------            -----------     -----------       -----------     ------------    -------------

$            150,000            $    31,460     $     41,946      $    52,433     $     62,919    $      73,406
             200,000                 42,335           56,446           70,558           84,669           98,781
             300,000                 64,085           85,446          106,808          128,169          149,531
             400,000                 85,835          114,446          143,058          171,669          200,281
             500,000                107,585          143,446          179,308          215,169          251,031
             600,000                129,335          172,446          215,558          258,669          301,781
             700,000                151,085          201,446          251,808          302,169          352,531
             800,000                172,835          230,446          288,058          345,669          403,281
             900,000                194,585          259,446          324,308          389,169          454,031
           1,000,000                216,335          288,446          360,558          432,669          504,781
           1,200,000                259,835          346,446          433,058          519,669          606,281
           1,500,000                325,085          433,446          541,808          650,169          758,531
           2,000,000                433,835          578,446          723,058          867,669        1,012,281


GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of all GTE employees
based on years of service.   Pension benefits to be paid from the Service
Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of December 31, 1995, the credited years of service under the plan for Ms. Harless is 23 and for Messrs. Appel, Foster, White, Esstman and Dinsmore are 20, 25, 28, 26 and 20, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains a SERP, which supplements the benefits of any participant in the Service Corporation Plan, in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the
Committee.   SERP benefits are payable in a lump sum or an annuity.

     Executive Retired Life Insurance Plan

The ERLIP provides Messrs. Appel, Foster, White, Esstman and Dinsmore a postretirement life insurance benefit of three times final base salary and provides Ms. Harless a postretirement life insurance benefit of two and one-half times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

     Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners as of February 29, 1996:


                                  Name and Address of                Shares of
       Title of Class               Beneficial Owner           Beneficial Ownership    Percent of Class
---------------------------    ---------------------------     --------------------    ----------------

    Common Stock of GTE        GTE Corporation                 6,500,000                    100%
    Southwest Incorporated     One Stamford Forum              shares of record
                               Stamford, Connecticut 06904


(b)  Security Ownership of Management as of December 31, 1995:


          Title of Class       Name of Director or Nominee (1) (2) (3)
---------------------------    ------------------------------------------------------

    Common Stock of GTE        Richard M. Cahill                               54,481
    Corporation                Gerald K. Dinsmore                              29,667
                               Michael B. Esstman                             107,586
                               Thomas W. White                                119,761
                                                                      ---------------
                                                                              311,495
                                                                      ===============

                               Executive Officers (1) (2) (3)
                               ------------------------------------------------------
                               Katherine J. Harless                            30,560
                               John C. Appel                                    9,412
                               Kent B. Foster                                 432,173
                               Thomas W. White                                119,761
                               Michael B. Esstman                             107,586
                               Gerald K. Dinsmore                              29,667
                                                                      ---------------
                                                                              729,159
                                                                      ===============


                               All directors and executive
                               officers as a group (1) (2)(3)               1,479,089
                                                                      ===============



(1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.
(2) Included in the number of shares beneficially owned by Messrs. Cahill, Dinsmore, Esstman, White, Appel, Foster and Ms. Harless and all directors and executive officers as a group are 49,733; 27,267; 93,066; 106,699; 6,101; 367,865; 26,432 and 1,219,883 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.
(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1995.

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

     (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1995-1993 (as required):

          II - Valuation and Qualifying Accounts

     Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

     (3)  Exhibits - Included in this report or incorporated by reference.


          2.1* Agreement of Merger, dated February 28, 1995, between GTE
               Southwest Incorporated, Contel of Texas, Inc. and Contel of the West, Inc. (Exhibit 2.1 of the Company's Report on Form 8-K, dated December 1, 1995, and filed on December 4, 1995)



          3* Articles of Incorporation and Bylaws (Exhibit 3 of the 1993 Form 10-K, File No. 1-7077)


          4* Indenture between GTE Southwest Incorporated and Nationsbank of Georgia, National Association, as Trustee, dated as of November 15, 1993 (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50939, filed with the Securities and Exchange Commission on November 5, 1993)

          10 Material Contracts - Agreements Between GTE and Certain Executive Officers

   12   Statements re: Calculation of the Ratio of Earnings to Fixed Charges

          23   Consent of Independent Public Accountants

          27   Financial Data Schedule

(b)       Reports on Form 8-K

          On November 13, 1995, the Company filed a report on Form 8-K, dated
          November 9, 1995, under Item 5 "Other Events".   Financial
          information was filed with this report.

          On December 4, 1995, the Company filed a report on Form 8-K, dated December 1, 1995, under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial information (Unaudited) and Exhibits".


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Southwest Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1995, 1994 and 1993

(Thousands of Dollars)


-------------------------------------------------------------------------------------------------------------
            Column A           Column B                 Column C                  Column D         Column E
-------------------------------------------------------------------------------------------------------------
                                                        Additions
                                              ----------------------------
                                                                                 Deductions
                              Balance at                        Charged to          from          Balance at
                              Beginning        Charged to         Other           Reserves         Close of
          Description          of Year           Income          Accounts         (Note 1)           Year
-------------------------------------------------------------------------------------------------------------

Allowance for uncollectible accounts
   for the years ended:

   December 31, 1995          $    20,043     $     33,136     $     33,692 (2)   $   65,689    $      21,182
                             ================================================================================
   December 31, 1994          $    19,542     $     34,868     $     14,612 (2)   $   48,979    $      20,043
                             ================================================================================
   December 31, 1993          $     8,392     $     22,663     $     22,263 (2)   $   33,776    $      19,542
                             ================================================================================

Accrued restructuring costs for the
   years ended (Note 3):

   December 31, 1995         $    156,734     $        --      $        --     $      73,862    $      82,872
                             ================================================================================
   December 31, 1994         $    198,974     $                $               $      42,240    $     156,734
                             ================================================================================
   December 31, 1993         $       --       $    198,974     $       --      $        --      $     198,974
                             ================================================================================


NOTES:

(1)  Charges for purpose for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3)  See Note 4 to the financial statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GTE SOUTHWEST INCORPORATED
                                          -------------------------------------
                                                         (Registrant)

Date March 28, 1996                     By         Katherine J. Harless
     ---------------------                -------------------------------------
                                                   Katherine J. Harless
                                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Katherine J. Harless         President                            March 28, 1996
--------------------------   (Principal Executive Officer)
Katherine J. Harless

Gerald K. Dinsmore           Senior Vice President - Finance and  March 28, 1996
--------------------------   Planning and Director
Gerald K. Dinsmore           (Principal Financial Officer)


William M. Edwards, III      Controller                           March 28, 1996
--------------------------   (Principal Accounting Officer)
William M. Edwards, III

John C. Appel                Director                             March 28, 1996
--------------------------
John C. Appel


Richard M. Cahill            Director                             March 28, 1996
--------------------------
Richard M. Cahill


Michael B. Esstman           Director                             March 28, 1996
--------------------------
Michael B. Esstman


Thomas W. White              Director                             March 28, 1996
--------------------------
Thomas W. White

EXHIBIT INDEX

     Exhibit
     Number                                              Description
------------------        ------------------------------------------------------------------------------
        10                Material Contracts - Agreements Between GTE and Certain Executive Officers

        12                Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        23                Consent of Independent Public Accountants

        27                Financial Data Schedule