Form 10-Q
period 1996-03-31
GTE SOUTHWEST INC
filed 1996-05-14
CIK 40874

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             March 31, 1996
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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


           (Former name, former address and formal fiscal year, if
                         changed since last report)





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

The Company had 6,500,000 shares of $100 stated value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Southwest Incorporated
CONDENSED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
                                                         (Thousands of Dollars)
Revenues and sales:
  Local services                                        $144,372        $123,334
  Network access services                                151,286         136,577
  Toll services                                           46,638          55,904
  Other services and sales                                55,928          43,589
                                                        --------        --------
   Total revenues and sales                              398,224         359,404
                                                        --------        --------

Operating costs and expenses:
  Cost of services and sales                             143,937         143,263
  Selling, general and administrative                     57,504          54,362
  Depreciation and amortization                           81,375          83,274
                                                        --------        --------
   Total operating costs and expenses                    282,816         280,899
                                                        --------        --------
Operating income                                         115,408          78,505
  Interest - net                                          13,609          16,930
                                                        --------        --------
Income before income taxes                               101,799          61,575
  Income taxes                                            33,479          21,001
                                                        --------        --------
Net income                                              $ 68,320        $ 40,574
                                                        ========        ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Net income                                      $68.3            $40.6

Net income increased 68% or $27.7 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is primarily due to higher revenues and sales, partially offset by a slight increase in operating costs and expenses.

REVENUES AND SALES

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Local services                                   $144.4          $123.3
         Network access services                           151.3           136.6
         Toll services                                      46.6            55.9
         Other services and sales                           55.9            43.6
                                                          ------          ------
          Total revenues and sales                        $398.2          $359.4

Total revenues and sales increased 11% or $38.8 for the three months ended March 31, 1996, compared to the same period in 1995.

Local service revenues increased 17% or $21.1 for the three months ended March 31, 1996, compared to the same period in 1995. The number of switched access lines increased 5% for the three months ended March 31, 1996, which generated $3.6 of additional revenues. The increase also reflects a $3.4 increase in sales of CentraNet(R) and custom calling features, such as SmartCall(R), and a favorable impact on local service revenues of $8.7 resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case and the monthly amortization of the associated reserve previously established. In addition to these items, the increase reflects a slight growth in revenues associated with the continued expansion of local area calling zones.

Network access service revenues increased 11% or $14.7 for the three months ended March 31, 1996, compared to the same period in 1995. Minutes of use increased 10% for the three months ended March 31, 1996, which generated $7.8 of additional revenues. The increase also reflects $2 of higher end user access charge revenues associated with access line growth, a $4.7 increase in private line revenues and a favorable impact on network access service revenues of $2.9 resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case and the monthly amortization of the associated reserve previously established.

Toll service revenues decreased 17% or $9.3 for the three months ended March 31, 1996, compared to the same period in 1995. The decrease is primarily due to an $8 decrease in revenues resulting from lower toll volumes, of which $5.8 relates to 10XXX intraLATA toll competition. The decrease also reflects a slight decline in toll revenues due to the expansion of local area calling zones.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Other services and sales revenues increased 28% or $12.3 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to $3 of additional equipment sales, $5.5 growth in Tele-Go(R) personal phone service revenues and $3.1 of additional revenues resulting from service bureau contracts. Through service bureau contracts, the Company provides general, administrative and operational services (e.g. invoice and payroll processing, billing and collection services, human resources services, etc.) on a contractual basis to other local-exchange carriers and certain affiliates.

OPERATING COSTS AND EXPENSES

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Total operating costs and expenses              $282.8          $280.9

Total operating costs and expenses increased less than 1% or $1.9 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to purchases of digital network software of $3.6, an increase in contractor charges of $2.4 and $2.3 of investments in the Infrastructure Fund Assessment for the provision of broadband facilities to schools, libraries and hospitals. The increase also reflects $1.3 of additional access charges incurred by the Company to terminate its customers' intraLATA toll calls outside of the Company's service territory. These increases are partially offset by lower labor and benefit costs of $4.4 associated with ongoing cost-reduction programs from process re-engineering activities and settlement gains of $3.3 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

OTHER EXPENSES

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Interest - net                                  $13.6             $16.9
         Income taxes                                     33.5              21.0

Interest - net decreased 20% or $3.3 for the three months ended March 31, 1996, compared to the same period in 1995, which reflects lower interest rates associated with the high-coupon refinancing program initiated during the fourth quarter of 1995. The decrease also reflects an increase in interest income which corresponds to the change in affiliate note receivable.

Income taxes increased 60% or $12.5 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to a corresponding increase in pretax income, partially offset by adjustments in prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1996, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

The Company's primary source of funds during the first three months of 1996 was cash from operations of $138.2 compared to $110 for the same period in 1995. The year-to-year increase in cash from operations reflects improved results from operations and a decrease in working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first three months of 1996 were $87 compared to $66.9 for the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates capital expenditures for 1996 to increase slightly from the 1995 level, reflecting the continued modernization of facilities and anticipated growth.

Cash used in financing activities was $42.1 during the first three months of 1996 compared to $31 for the same period in 1995. Financing activities included dividend payments of $0.3 in the first three months of 1996 compared to $61.4 for the same period in 1995. Short-term financing, including the net change in affiliate notes, decreased $189.5 for the first three months of 1996, compared to an increase of $40.4 for the same period in 1995. In January 1996, the Company issued $150 of 6% debentures to refinance $105.8 of commercial paper.

OTHER MATTERS

In connection with the re-engineering plan, during the first three months of 1996, costs of approximately $9.9 have been incurred, including $7.7 to re-engineer customer service processes and $2.2 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $126 have been incurred, including $90.1 to re-engineer customer service processes and $20.1 to re-engineer administrative processes. The restructuring costs also include $15.8 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of March 31, 1996, $73 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Oklahoma tariff entity. Overall, the proposed rates result in a $5.1 price reduction, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

On March 7, 1996, the Oklahoma Communications Commission approved a comprehensive set of rules designed to implement competition according to the provisions of the Telecommunications Act of 1996 (the Telecommunications Act). These rules outline the certification process for new entrants and substantially mirror the interconnection requirements of the Telecommunications Act. Subsequently, AT&T has filed for certification to provide local telephone service in Oklahoma and is expected to receive approval in June, 1996.

GTE Southwest Incorporated
CONDENSED BALANCE SHEETS

                                                            March 31,       December 31,
                                                              1996              1995
                                                           -----------      -----------
                                                              (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                           $    26,827      $    17,825
  Receivables, less allowances of $22,579 and $21,182          248,718          274,838
  Notes receivable from affiliate                                51,010            3,000
  Inventories and supplies                                      22,463           20,452
  Deferred income tax benefits                                  27,643           32,033
  Prepaid taxes and other                                       19,865           45,630
                                                           -----------      -----------
   Total current assets                                        396,526          393,778
                                                           -----------      -----------
Property, plant and equipment, at cost                       4,911,443        4,854,212
  Accumulated depreciation                                  (2,943,429)      (2,887,706)
                                                           -----------      -----------
   Total property, plant and equipment, net                  1,968,014        1,966,506
                                                           -----------      -----------
Other assets, primarily employee benefit plans                 101,599           86,276
                                                           -----------      -----------
Total assets                                               $ 2,466,139      $ 2,446,560
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $    15,332      $    49,862
  Accounts payable                                             102,923          145,518
  Taxes payable                                                 26,870           36,940
  Accrued interest                                              18,156            6,657
  Accrued payroll costs                                         44,031           46,038
  Dividends payable                                                198              198
  Accrued restructuring costs                                   73,018           82,872
  Other                                                        118,207          121,078
                                                           -----------      -----------
   Total current liabilities                                   398,735          489,163
                                                           -----------      -----------
Non-current liabilities:
  Long-term debt                                               868,434          827,082
  Deferred income taxes                                        172,875          178,003
  Employee benefit plans                                       156,307          145,799
  Other liabilities                                             79,644           84,404
                                                           -----------      -----------
   Total non-current liabilities                             1,277,260        1,235,288
                                                           -----------      -----------

Preferred stock, subject to mandatory redemption                 8,390            8,390
                                                           -----------      -----------

Shareholders' equity:
  Preferred stock                                                7,600            7,600
  Common stock (6,500,000 shares issued)                       650,000          650,000
  Additional paid-in capital                                    48,751           48,751
  Retained earnings                                             75,403            7,368
                                                           -----------      -----------
   Total shareholders' equity                                  781,754          713,719
                                                           -----------      -----------
Total liabilities and shareholders' equity                 $ 2,466,139      $ 2,446,560
                                                           ===========      ===========

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                         1996           1995
                                                                      -----------    -----------
                                                                       (Thousands of Dollars)
Operations:
  Net income                                                           $  68,320      $  40,574
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                          81,375         83,274
   Deferred income taxes                                                    (738)         6,445
   Provision for uncollectible accounts                                    8,323          7,841
   Changes in current assets and current liabilities                     (16,012)       (35,205)
   Other - net                                                            (3,112)         7,041
                                                                       ---------      ---------
   Net cash from operations                                              138,156        109,970
                                                                       ---------      ---------

Investing:
  Capital expenditures                                                   (87,044)       (66,858)
                                                                       ---------      ---------
   Cash used in investing                                                (87,044)       (66,858)
                                                                       ---------      ---------

Financing:
  Long-term debt issued                                                  147,884           --
  Long-term debt retired                                                    (250)        (9,913)
  Dividends                                                                 (285)       (61,436)
  Net change in affiliate notes                                          (83,659)        20,974
  Increase (decrease) in short-term obligations, excluding
   current maturities                                                   (105,800)        19,412
                                                                       ---------      ---------
   Net cash used in financing                                            (42,110)       (30,963)
                                                                       ---------      ---------
Increase in cash and temporary investments                                 9,002         12,149

Cash and temporary investments:
  Beginning of period                                                     17,825         10,462
                                                                       ---------      ---------
  End of period                                                        $  26,827      $  22,611
                                                                       =========      =========

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10- K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

GTE Southwest Incorporated
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits required by Item 601 of Regulation S-K.

         12   Statement re: Calculation of the Ratio of Earnings to Fixed
              Charges

         27   Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GTE Southwest Incorporated
                                         ------------------------------
                                                  (Registrant)

Date:  May 14, 1996                          William M. Edwards, III
      --------------                     ------------------------------
                                             William M. Edwards, III
                                                   Controller
                                         (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                           Description
     -------      -----------------------------------------------------
        12        Statement re: Calculation of the Ratio of Earnings to
                  Fixed Charges

        27        Financial Data Schedule