Form 10-Q
period 1996-06-30
GTE SOUTHWEST INC
filed 1996-08-14
CIK 40874

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended                             June 30, 1996
                                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

                                                 YES   X     NO
                                                     ------     ------

The Company had 6,500,000 shares of $100 stated value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                           GTE SOUTHWEST INCORPORATED

                         CONDENSED STATEMENTS OF INCOME

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                 --------------------------          --------------------------
                                                   1996              1995              1996              1995
                                                   ----              ----              ----              ----
                                                                  (Thousands of Dollars)
REVENUES AND SALES:
  Local services                                 $142,044          $128,891          $286,416          $252,225
  Network access services                         155,525           139,674           306,811           276,251
  Toll services                                    46,216            50,512            92,854           106,416
  Other services and sales                         72,614            57,567           128,542           101,156
                                                 --------          --------          --------          --------
   Total revenues and sales                       416,399           376,644           814,623           736,048
                                                 --------          --------          --------          --------

OPERATING COSTS AND EXPENSES:
  Cost of services and sales                      142,728           148,216           286,665           291,479
  Selling, general and administrative              85,199            67,947           142,703           124,415
  Depreciation and amortization                    86,140            84,824           167,515           168,098
                                                 --------          --------          --------          --------
   Total operating costs and expenses             314,067           300,987           596,883           583,992
                                                 --------          --------          --------          --------
OPERATING INCOME                                  102,332            75,657           217,740           152,056

OTHER (INCOME) EXPENSE:
  Interest - net                                   13,170            15,846            26,779            32,670
  Gain on disposition of assets                    (4,322)           (5,319)           (4,322)           (5,319)
  Other - net                                          --                --                --            (2,000)
                                                 --------          --------          --------          --------
INCOME BEFORE INCOME TAXES                         93,484            65,130           195,283           126,705
  Income taxes                                     31,402            21,627            64,881            42,628
                                                 --------          --------          --------          --------
NET INCOME                                       $ 62,082          $ 43,503          $130,402          $ 84,077
                                                 ========          ========          ========          ========





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

                  See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                               -------------------------          -------------------------
                                                  1996             1995             1996              1995
                                               ---------         -------          --------          --------
         Net income                             $   62.1         $  43.5          $  130.4           $  84.1

Net income increased 43% or $18.6 and 55% or $46.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily due to higher revenues and sales, partially offset by modest increases in operating costs and expenses.

Revenues and Sales

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                               -------------------------          -------------------------
                                                 1996             1995              1996              1995
                                               -------------------------          -------------------------
         Local services                        $ 142.1           $ 128.9           $ 286.4          $ 252.2
         Network access services                 155.5             139.7             306.8            276.3
         Toll services                            46.2              50.5              92.9            106.4
         Other services and sales                 72.6              57.5             128.5            101.1
                                               -------           -------           -------          -------
          Total revenues and sales             $ 416.4           $ 376.6           $ 814.6          $ 736.0

Total revenues and sales increased 11% or $39.8 and 11% or $78.6 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 10% or $13.2 and 14% or $34.2 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 5% for both the three and six months ended June 30, 1996, which generated additional revenues of $3.4 and $7, respectively. The increases also reflect growth of $3.7 and $7.1 in sales of CentraNet(R) and custom calling features, such as SmartCall(R), and a favorable impact on local service revenues of $6.7 and $15.4 resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case and the monthly amortization of the associated reserve previously established. In addition to these items, the increase reflects a slight growth in revenues associated with the continued expansion of local area calling zones.

Network access service revenues increased 11% or $15.8 and 11% or $30.5 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. Minutes of use increased 8% and 9% for the three and six months ended June 30, 1996, which generated $6.2 and $14 of additional revenues, respectively. The increases also reflect higher end user access charge revenues associated with access line growth of $2.3 and $4.3, growth in special access revenues of $3.3 and $8 and favorable impacts on network access service revenues of $2.3 and $5.2 resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case and the monthly amortization of the associated reserve previously established.

                           GTE SOUTHWEST INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Toll service revenues decreased 9% or $4.3 and 13% or $13.5 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The decreases are driven by declines in revenues resulting from lower toll volumes, primarily relating to 10XXX intraLATA toll competition, and the expansion of local area calling zones.

Other services and sales revenues increased 26% or $15.1 and 27% or $27.4 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily related to $4.2 and $7.2 of additional equipment sales, $4.1 and $9.6 of growth in Tele-Go(R) personal phone service revenues and additional revenues of $5 and $8.1 resulting from service bureau contracts. Through service bureau contracts, the Company provides general, administrative and operational services (e.g., invoice and payroll processing, billing and collection services, human resource services, etc.) on a contractual basis to certain affiliates and other local-exchange carriers (LECs).

Operating Costs and Expenses

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                 -----------------------            ----------------------
                                                  1996             1995              1996            1995
                                                  ----             ----              ----            ----
         Total operating costs and expenses      $314.1          $301.0             $596.9          $584.0

Total operating costs and expenses increased 4% or $13.1 and 2% or $12.9 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily due to higher contractor charges of $2.5 and $4.9 and investments in the Infrastructure Fund Assessment for the provision of broadband facilities to schools, libraries and hospitals of $2.3 and $4.6. The year-to-date increase is also due to additional purchases of digital network software of $3.6. The impact of $5.8 in pension settlement gains recorded in the second quarter of 1995 was partially offset by settlement gains of $3.3 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans. The three and six month increases are partially offset by lower labor and benefit costs of $2.7 and $7.1, respectively, associated with ongoing cost-reduction programs from process re-engineering activities.

Other (Income) Expenses

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                 -----------------------            ----------------------
                                                  1996             1995              1996            1995
                                                  ----             ----              ----            ----
         Interest - net                           $13.2           $15.8              $26.8          $32.7
         Gain on disposition of assets             (4.3)           (5.3)              (4.3)          (5.3)
         Income taxes                              31.4            21.6               64.9           42.6

Interest - net decreased 16% or $2.6 and 18% or $5.9 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995, which reflects lower interest rates associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995. These decreases also reflect increases in interest income from affiliate notes receivable.

In the second quarter of 1996, the Company recorded $4.3 of pre-tax gains on the sales of certain properties in the state of Texas. On May 14, 1995, the Company recorded a $5.3 pre-tax gain on the sale of its unconsolidated investment in Metropolitan Houston Metro Paging Service, Inc.

                           GTE SOUTHWEST INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Income taxes increased 45% or $9.8 and 52% or $22.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995, primarily the result of corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. As of July 1, 1996, the Company participated with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement the Company can issue up to $300 of commercial paper.

The Company's primary source of funds during the first six months of 1996 was cash from operations of $202.1 compared to $192.3 for the same period in 1995. The year-to-year increase in cash from operations reflects improved results from operations, partially offset by an increase in working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first six months of 1996 were $176.9 compared to $149.7 for the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates capital expenditures for 1996 to increase from the 1995 level, reflecting the continued modernization of facilities and anticipated growth.

Cash used in financing activities was $7.4 during the first six months of 1996 compared to $47 for the same period in 1995. Financing activities included dividend payments of $0.6 in the first six months of 1996 compared to $88.1 for the same period in 1995. Short-term financing, including the net change in affiliate notes, decreased $144.7 for the first six months of 1996, compared to an increase of $51.9 for the same period in 1995. In January 1996, the Company issued $150 of 6% debentures to refinance $105.8 of commercial paper.

OTHER MATTERS

In connection with the re-engineering plan, during the first six months of 1996, costs of approximately $14.8 have been incurred, including $12.6 to re-engineer customer service processes and $2.2 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $130.9 have been incurred, including $95 to re-engineer customer service processes and $20.1 to re-engineer administrative processes. The restructuring costs also include $15.8 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of June 30, 1996, $68.1 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

                           GTE SOUTHWEST INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the Federal Communications Commission's (FCC) interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Oklahoma tariff entity. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $5, effective July 1, 1996.

On March 7, 1996, the Oklahoma Communications Commission (OCC) approved a comprehensive set of rules designed to implement competition according to the provisions of the Telecommunications Act of 1996 (the Telecommunications Act). These rules outline the certification process for new entrants and substantially mirror the interconnection requirements of the Telecommunications Act. Subsequently, in May 1996 AT&T received approval for certification to provide local telephone service in Oklahoma.

                           GTE SOUTHWEST INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                            June 30,            December 31,
                                                                              1996                  1995
                                                                           ----------          --------------
                                                                                (Thousands of Dollars)
                                ASSETS
CURRENT ASSETS:
  Cash and temporary investments                                           $    46,646           $    17,825
  Receivables, less allowances of $22,754 and $21,182                          279,928               277,838
  Inventories and supplies                                                      21,431                20,452
  Deferred income tax benefits                                                  26,527                32,033
  Prepaid taxes and other                                                       51,367                45,630
                                                                           -----------           -----------
   Total current assets                                                        425,899               393,778
                                                                           -----------           -----------
PROPERTY, PLANT AND EQUIPMENT, at cost                                       4,964,080             4,854,212
  Accumulated depreciation                                                  (2,982,261)           (2,887,706)
                                                                           -----------           -----------
   Total property, plant and equipment, net                                  1,981,819             1,966,506
                                                                           -----------           -----------
OTHER ASSETS, primarily employee benefit plans                                 112,822                86,276
                                                                           -----------           -----------
Total assets                                                               $ 2,520,540           $ 2,446,560
                                                                           ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term obligations, including current maturities                     $     2,206           $    49,862
  Accounts payable                                                             129,679               145,518
  Taxes payable                                                                 27,635                36,940
  Accrued interest                                                              10,796                 6,657
  Accrued payroll costs                                                         40,558                46,038
  Dividends payable                                                             28,881                   198
  Accrued restructuring costs                                                   68,057                82,872
  Other                                                                        111,307               121,078
                                                                           -----------           -----------
   Total current liabilities                                                   419,119               489,163
                                                                           -----------           -----------
NON-CURRENT LIABILITIES:
  Long-term debt                                                               868,172               827,082
  Deferred income taxes                                                        177,072               178,003
  Employee benefit plans                                                       163,091               145,799
  Other liabilities                                                             69,968                84,404
                                                                           -----------           -----------
   Total non-current liabilities                                             1,278,303             1,235,288
                                                                           -----------           -----------
PREFERRED STOCK, subject to mandatory redemption                                 8,250                 8,390
                                                                           -----------           -----------

SHAREHOLDERS' EQUITY:
  Preferred stock                                                                7,600                 7,600
  Common stock (6,500,000 shares issued)                                       650,000               650,000
  Additional paid-in capital                                                    48,751                48,751
  Retained earnings                                                            108,517                 7,368
                                                                           -----------           -----------
   Total shareholders' equity                                                  814,868               713,719
                                                                           -----------           -----------
Total liabilities and shareholders' equity                                 $ 2,520,540           $ 2,446,560
                                                                           ===========           ===========


                  See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              ------------------------------
                                                                                1996                  1995
                                                                                ----                  ----
                                                                                  (Thousands of Dollars)
OPERATIONS:
  Net income                                                                 $ 130,402              $ 84,077
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                               167,515               168,098
   Deferred income taxes                                                         4,575                12,891
   Gain on disposition of assets                                                (4,322)               (5,319)
   Provision for uncollectible accounts                                         19,293                16,598
   Changes in current assets and current liabilities                          (103,912)              (87,757)
   Other - net                                                                 (11,436)                3,716
                                                                             ---------             ---------
   Net cash from operations                                                    202,115               192,304
                                                                             ---------             ---------
INVESTING:
  Capital expenditures                                                        (176,886)             (149,707)
  Proceeds from disposition of assets                                           10,972                 7,000
  Other - net                                                                       --                (5,469)
                                                                             ---------             ---------
   Net cash used in investing                                                 (165,914)             (148,176)
                                                                             ---------             ---------

FINANCING:
  Long-term debt issued                                                        147,884                    --
  Long-term debt and preferred stock retired                                    (9,968)              (10,880)
  Dividends                                                                       (570)              (88,050)
  Net change in affiliate notes                                                (38,926)               48,220
  Increase (decrease) in short-term obligations,
   excluding current maturities                                               (105,800)                3,662
                                                                             ---------             ---------
   Net cash used in financing                                                   (7,380)              (47,048)
                                                                             ---------             ---------
Increase (decrease) in cash and temporary investments                           28,821                (2,920)

Cash and temporary investments:
  Beginning of period                                                           17,825                10,462
                                                                             ---------             ---------
  End of period                                                              $  46,646             $   7,542
                                                                             =========             =========


                  See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) In the second quarter of 1996, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers in the state of Texas to various parties for $11 million in cash. A pre-tax gain of $4.3 million was recorded on the sale.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

          (12) Statement re: Calculation of the Ratio of Earnings to Fixed
               Charges

          (27) Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GTE Southwest Incorporated
                                           --------------------------------
                                                     (Registrant)


Date:           August 14, 1996                 William M. Edwards, III
               -----------------           --------------------------------
                                                William M. Edwards, III
                                              Vice President - Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                            Description
- -------                           -----------

   12    Statement re: Calculation of the Ratio of Earnings to Fixed Charges

   27    Financial Data Schedule