Form 10-Q
period 1996-09-30
GTE SOUTHWEST INC
filed 1996-11-14
CIK 40874

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the period ended                          September 30, 1996

                                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the transition period from                        to


Commission File Number                              1-7077

                           GTE SOUTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                               75-0573444
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

    600 Hidden Ridge, HQE04B12 - Irving, Texas               75038
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


Registrant's telephone number, including area code          972-718-5600


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

The Company had 6,500,000 shares of $100 stated value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                           GTE SOUTHWEST INCORPORATED
                         CONDENSED STATEMENTS OF INCOME

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                  -------------------------          -------------------------
                                                   1996              1995             1996             1995
                                                  -------           -------          --------         --------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                 $145,566          $135,100        $  431,982        $  387,325
  Network access services                         160,377           147,585           467,188           423,836
  Toll services                                    46,722            55,906           139,576           162,322
  Other services and sales                         74,707            52,632           203,249           153,788
                                                 --------          --------        ----------        ----------
   Total revenues and sales                       427,372           391,223         1,241,995         1,127,271
                                                 --------          --------        ----------        ----------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                      159,088           142,008           445,753           433,487
  Selling, general and administrative              80,326            67,166           223,029           192,654
  Depreciation and amortization                    87,189            82,357           254,704           250,455
                                                 --------          --------        ----------        ----------
   Total operating costs and expenses             326,603           291,531           923,486           876,596
                                                 --------          --------        ----------        ----------
OPERATING INCOME                                  100,769            99,692           318,509           250,675

OTHER (INCOME) EXPENSE
  Interest - net                                   13,465            14,930            40,244            47,600
  Gain on disposition of assets                        --           (15,191)           (4,322)          (21,583)
  Other - net                                          --            (3,500)               --            (5,500)
                                                 --------          --------        ----------        ----------
INCOME BEFORE INCOME TAXES                         87,304           103,453           282,587           230,158
  Income taxes                                     28,217            34,715            93,098            77,343
                                                 --------          --------        ----------        ----------
NET INCOME                                       $ 59,087          $ 68,738        $  189,489        $  152,815
                                                 ========          ========        ==========        ==========





        Per share data is omitted since the Company's common stock is
                     100% owned by GTE Corporation (GTE).

                  See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                    Three Months Ended                 Nine Months Ended
                                      September 30,                      September 30,
                                 -------------------------          -----------------------
                                  1996              1995             1996             1995
                                 -------           -------          ------           ------
         Net income               $59.1             $68.7            $189.5           $152.8

Net income decreased 14% or $9.6 and increased 24% or $36.7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The three month decrease is primarily due to increases in operating costs and expenses. The nine month increase is primarily due to higher revenues and sales, partially offset by increases in operating costs and expenses.

Revenues and Sales

                                             Three Months Ended                  Nine Months Ended
                                               September 30,                       September 30,
                                           --------------------------         --------------------------
                                              1996             1995              1996              1995
                                           --------          --------         ---------        ---------
         Local services                    $  145.6          $  135.1         $   432.0        $   387.3
         Network access services              160.4             147.6             467.2            423.9
         Toll services                         46.7              55.9             139.6            162.3
         Other services and sales              74.7              52.6             203.2            153.8
                                           --------          --------         ---------        ---------
          Total revenues and sales         $  427.4          $  391.2         $ 1,242.0        $ 1,127.3

Total revenues and sales increased 9% or $36.2 and 10% or $114.7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 8% or $10.5 and 12% or $44.7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 4% for both the three and nine months ended September 30, 1996, which generated additional revenues of $2.2 and $9.2, respectively. The increases also reflect growth of $4.5 and $11.6 in sales of CentraNet(R) and custom calling features, such as SmartCall(R), and a favorable impact on local service revenues of $3.8 and $19.2 resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case and the monthly amortization of the associated reserve previously established. In addition to these items, the increases reflect a slight growth in revenues associated with the continued expansion of local area calling zones and the Expanded Local Calling surcharge, as discussed in Other Matters.

Network access service revenues increased 9% or $12.8 and 10% or $43.3 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Minutes of use increased 8% and 11% for the three and nine months ended September 30, 1996, which generated $7.1 and $26.4 of additional revenues, respectively. The increases also reflect higher end user access charge revenues associated with access line growth of $1.9 and $6.1 and growth in special access revenues of $2.8 and $10.8. The nine month increase is also due to additional revenues of $2.2 reflecting the net effect of the changes in interstate access revenues associated with the Federal Communication Commission's (FCC) 1995 and 1996 price caps and favorable impacts on network access service revenue of $5.1 resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case and the monthly amortization of the associated reserve previously established.

                           GTE SOUTHWEST INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Toll service revenues decreased 16% or $9.2 and 14% or $22.7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The decreases are driven by declines in revenues resulting from a net decrease in toll volumes, primarily relating to 10XXX intraLATA toll competition, and the expansion of local area calling zones.

Other services and sales revenues increased 42% or $22.1 and 32% or $49.4 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily related to $3.9 and $11.1 of additional equipment sales, $3.6 and $13.2 of growth in Tele-Go(R) personal phone service revenues and additional revenues of $13.9 and $22 resulting from service bureau contracts. Through service bureau contracts, the Company provides general, administrative and operational services (e.g., invoice and payroll processing, billing and collection services, human resource services, etc.) on a contractual basis to certain affiliates, other local-exchange carriers (LECs) and other companies.

Operating Costs and Expenses

                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                                ------------------------           ------------------------
                                                  1996             1995             1996             1995
                                                -------          -------           -------          -------
         Total operating costs and expenses     $326.6           $291.5            $923.5           $876.6

Total operating costs and expenses increased 12% or $35.1 and 5% or $46.9 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily due to a $15.8 reserve for right-of-way settlement costs in the state of Texas and a $2.1 reserve for inside wire maintenance settlement costs recorded in the third quarter of 1996 and discussed in Other Matters. The increases are also due to higher contractor charges of $9 and $14.6 and investments in the Infrastructure Fund Assessment for the provision of broadband facilities to schools, libraries and hospitals of $2.3 and $6.9. The three month increase is also due to $4.5 in increased labor and benefit costs, partially offset by a $4.3 reduction in costs related to actuarial adjustments to the Company's benefit plans recorded in the third quarter of 1996. The year-to-date increase is also due to additional purchases of digital network software of $2.1 and a $0.9 increase in actuarial adjustments to the Company's benefit plans. The nine month increase is partially offset by lower labor and benefit costs of $7.8 associated with ongoing cost-reduction programs from process re-engineering activities. The impact of $5.8 in pension settlement gains recorded in the second quarter of 1995 was partially offset by settlement gains of $3.3 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

Other (Income) Expense

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                    ------------------------            -----------------------
                                                     1996              1995              1996            1995
                                                    -------          -------            -------         -------
         Interest - net                             $13.5             $14.9             $40.2            $47.6
         Gain on disposition of assets                 --             (15.2)             (4.3)           (21.6)
         Other - net                                   --              (3.5)               --             (5.5)
         Income taxes                                28.2              34.7              93.1             77.3

Interest - net decreased 9% or $1.4 and 16% or $7.4 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995, which reflects lower interest rates associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995. These decreases also reflect increases in interest income from affiliate notes receivable.

                           GTE SOUTHWEST INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

In the second quarter of 1996, the Company recorded $4.3 of pre-tax gains on the sales of certain properties in the state of Texas. On September 30, 1995, the Company recorded a $16.3 pre-tax gain on the sale of certain non-strategic properties in the state of Texas. On May 14, 1995, the Company recorded a $5.3 pre-tax gain on the sale of its unconsolidated investment in Metropolitan Houston Metro Paging Service, Inc.

Other - net income decreased $3.5 and $5.5 for the three and nine months ended September 30, 1996, compared to the same periods in 1995, due to the 1995 reversal of expired representation and warranty reserves related to certain 1994 property dispositions for which the period of exposure had expired.

Income taxes decreased 19% or $6.5 and increased 20% or $15.8 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The three month decrease is primarily due to the corresponding decrease in pre-tax income and adjustments to prior years' tax provision. The nine month increase is primarily the result of corresponding increases in pre-tax income offset by adjustments to prior years' tax provision.

 CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 of commercial paper.

The Company's primary source of funds during the first nine months of 1996 was cash from operations of $360.9 compared to $335.8 for the same period in 1995. The year-to-year increase in cash from operations reflects improved results from operations, partially offset by an increase in working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first nine months of 1996 were $265.1 compared to $236.5 for the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. These expenditures were partially offset by cash proceeds of $12.3 and $36.4 received from the sale of non- strategic properties, as discussed above, in the first nine months of 1996 and 1995, respectively. The Company anticipates capital expenditures for 1996 to increase from the 1995 level, reflecting the continued modernization of facilities and anticipated growth.

Cash used in financing activities was $107.9 during the first nine months of 1996 compared to $115.5 for the same period in 1995. Financing activities included dividend payments of $29.5 in the first nine months of 1996 compared
to $118.2 for the same period in 1995.   Short-term financing, including the
net change in affiliate notes, decreased $214.7 for the first nine months of 1996, compared to an increase of $15.2 for the same period in 1995. In January 1996, the Company issued $150 of 6% debentures to refinance $105.8 of commercial paper.

                           GTE SOUTHWEST INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

OTHER MATTERS

In connection with the re-engineering plan, during the first nine months of 1996, costs of approximately $21 have been incurred, including $18.3 to re-engineer customer service processes and $2.7 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $137.1 have been incurred, including $100.7 to re-engineer customer service processes and $20.6 to re-engineer administrative processes. The restructuring costs also include $15.8 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of September 30, 1996, $61.9 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 8, 1996, the FCC published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to LECs by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including New Mexico, Oklahoma and Texas. It is expected that in December 1996, the first state commission decision determining the prices and terms of unresolved issues will be released. Subsequent decisions are expected to be issued over a period extending through the first quarter of 1997.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including New Mexico and Texas, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

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

On August 2, 1996, the Public Utility Commission of Texas (TPUC) approved an interim Expanded Local Calling (ELC) surcharge to be assessed on customers in non-ELC exchanges consistent with the Public Utility Regulatory Act (PURA).
The amount of surcharge is 92 cents per line, beginning September 16, 1996, and will generate approximately $14.6 annually. The interim surcharge is subject to refund pending outcome of the final order expected in December 1996.

On March 7, 1996, the Oklahoma Communications Commission (OCC) approved a comprehensive set of rules designed to implement competition according to the provisions of the Telecommunications Act. These rules outline the certification process for new entrants and substantially mirror the interconnection requirements of the Telecommunications Act. Subsequently, in May 1996 AT&T received approval for certification to provide local telephone service in Oklahoma.

Eleven separate class action lawsuits have been brought against the Company and five of its affiliates relating to the provision of inside wire maintenance services. All cases are in different stages in the various legal systems. On August 8, 1996, a preliminary settlement was reached in one of the cases. The Court has conditionally certified this case as a national class of plaintiffs for settlement purposes. While all cases have not yet been consolidated, it is GTE's intent to consolidate all pending lawsuits and effect a nationwide settlement of all inside wire claims. A fairness hearing will be held on December 18, 1996. This hearing will allow for any objections to the settlement and could finally approve the settlement. If accepted, all pending lawsuits would be dismissed and future lawsuits would be precluded from 1987 to the date of settlement. Management believes that the Company has adequately provided for this settlement in its financial statements.

The Company is managing two lawsuits and a TPUC Complaint with Texas cities involving disputes over amounts owed under right-of-way contracts. On September 30, 1996, the Company and 21 of the cities announced an agreement in principle that will end the right-of-way disputes between them. Final approval by the cities and the Company is pending, but the settlement will include implementation of new right-of-way agreements. Management believes that the Company has adequately provided for these disputes in its financial statements.

                           GTE SOUTHWEST INCORPORATED
                            CONDENSED BALANCE SHEETS

                                                                            September 30,         December 31,
                                                                                1996                 1995
                                                                            ------------          ------------
                                                                                (Thousands of Dollars)
                                ASSETS
CURRENT ASSETS:
  Cash and temporary investments                                            $     18,062          $     17,825
  Receivables, less allowances of $22,319 and $21,182                            278,632               274,838
  Note receivable from affiliate                                                  72,392                 3,000
  Inventories and supplies                                                        25,321                20,452
  Deferred income tax benefits                                                    23,165                32,033
  Prepaid taxes and other                                                         47,275                45,630
                                                                            ------------          ------------
   Total current assets                                                          464,847               393,778
                                                                            ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, at cost                                         5,011,722             4,854,212
  Accumulated depreciation                                                    (3,030,031)           (2,887,706)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    1,981,691             1,966,506
                                                                            ------------          ------------
OTHER ASSETS, primarily employee benefit plans                                   116,935                86,276
                                                                            ------------          ------------
Total assets                                                                $  2,563,473          $  2,446,560
                                                                            ============          ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities                      $      1,943          $     49,862
  Accounts payable                                                               105,871               145,518
  Taxes payable                                                                   33,969                36,940
  Accrued interest                                                                17,962                 6,657
  Accrued payroll costs                                                           43,933                46,038
  Dividends payable                                                               57,952                   198
  Accrued restructuring costs                                                     61,887                82,872
  Other                                                                          128,670               121,078
                                                                            ------------          ------------
   Total current liabilities                                                     452,187               489,163
                                                                            ------------          ------------

  Long-term debt                                                                 866,851               827,082
  Deferred income taxes                                                          180,279               178,003
  Employee benefit plans                                                         169,000               145,799
  Other liabilities                                                               70,960                84,404
                                                                            ------------          ------------
   Total liabilities                                                           1,739,277             1,724,451
                                                                            ------------          ------------
PREFERRED STOCK, subject to mandatory redemption                                   8,250                 8,390
                                                                            ------------          ------------

SHAREHOLDERS' EQUITY:
  Preferred stock                                                                  7,600                 7,600
  Common stock (6,500,000 shares issued)                                         650,000               650,000
  Additional paid-in capital                                                      48,751                48,751
  Retained earnings                                                              109,595                 7,368
                                                                            ------------          ------------
   Total shareholders' equity                                                    815,946               713,719
                                                                            ------------          ------------
Total liabilities and shareholders' equity                                  $  2,563,473          $  2,446,560
                                                                            ============          ============

                  See Notes to Condensed Financial Statements.

                           GTE SOUTHWEST INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             --------------------------------
                                                                                 1996                1995
                                                                             -----------           ----------
                                                                                (Thousands of Dollars)
OPERATIONS
  Net income                                                                 $   189,489           $  152,815
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 254,704              250,455
   Deferred income taxes                                                          11,144               16,922
   Gain on disposition of assets                                                  (4,322)             (21,583)
   Provision for uncollectible accounts                                           27,428               26,351
   Change in current assets and current liabilities                             (116,457)              16,877
   Other - net                                                                    (1,099)            (106,012)
                                                                             -----------           ----------
   Net cash from operations                                                      360,887              335,825
                                                                             -----------           ----------

INVESTING
  Capital expenditures                                                          (265,079)            (236,530)
  Proceeds from disposition of assets                                             12,344               36,386
  Other - net                                                                         --               (5,469)
                                                                             -----------           ----------
   Net cash used in investing                                                   (252,735)            (205,613)
                                                                             -----------           ----------


FINANCING
  Long-term debt issued                                                          147,884                1,048
  Long-term debt and preferred stock retired                                     (11,596)             (13,546)
  Dividends                                                                      (29,508)            (118,183)
  Net change in affiliate notes                                                 (108,895)              29,755
  Decrease in short-term obligations, excluding current maturities              (105,800)             (14,595)
                                                                             -----------           ----------
   Net cash used in financing                                                   (107,915)            (115,521)
                                                                             -----------           ----------
Increase in cash and temporary investments                                           237               14,691

Cash and temporary investments:
  Beginning of period                                                             17,825               10,462
                                                                             -----------           ----------
  End of period                                                              $    18,062           $   25,153
                                                                             ===========           ==========





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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits required by Item 601 of Regulation S-K.

         (12) Statement re: Calculation of the Ratio of Earnings to Fixed
              Charges

         (27) Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   GTE Southwest Incorporated
                                                 ------------------------------
                                                          (Registrant)


Date:     November 14, 1996                          William M. Edwards, III
      -------------------------------            ------------------------------
                                                     William M. Edwards, III

                                                   Vice President - Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit
     Number                   Description
  ------------    ------------------------------------------------------------
        12        Statement re: Calculation of the Ratio of Earnings to Fixed
                  Charges

        27        Financial Data Schedule