Form 10-K405
period 1996-12-31
GTE SOUTHWEST INC
filed 1997-03-26
CIK 40874

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended     December 31, 1996
                                     or

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
            (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X    NO
                                                  ------   -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.     X
                 -------

THE COMPANY HAD 6,500,000 SHARES OF $100 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

                               TABLE OF CONTENTS

Item                                                                               Page
Part I

       1.    Business                                                                1

       2.    Properties                                                              5

       3.    Legal Proceedings                                                       5

       4.    Submission of Matters to a Vote of Security Holders                     5

Part II

       5.    Market for the Registrant's Common Equity and Related                   6
             Shareholder Matters

       6.    Selected Financial Data                                                 7

       7.    Management's Discussion and Analysis of Financial                       8
             Condition and Results of Operations
       8.    Financial Statements and Supplementary Data                            14

       9.    Changes in and Disagreements with Accountants on                       37
             Accounting and Financial Disclosure
Part III

     10.     Directors and Executive Officers of the Registrant                     38

     11.     Executive Compensation                                                 41

     12.     Security Ownership of Certain Beneficial Owners and Management         49

     13.     Certain Relationships and Related Transactions                         49

Part IV

     14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K        50

                                    PART I

Item 1.  Business

GTE Southwest Incorporated (the Company) was incorporated in Delaware in 1926. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Arkansas, New Mexico, Oklahoma and Texas.


In December 1992, GTE announced a plan to pursue the sale or trade of a small percentage of local-exchange telephone properties (representing less than 5% of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. As part of this program, during 1996-1994, the Company sold various local- exchange telephone properties in the states of Texas, Arizona, and Oklahoma, as discussed below.

On May 31, 1996 and September 30, 1995, the Company sold a portion of its telephone plant in service, inventories and supplies and customers (representing 16,713 access lines) in the state of Texas to various parties. On November 30, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 8,898 access lines) in the state of Oklahoma to Pioneer Telephone Cooperative, Inc. The Company also sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 26,519 access lines) in the state of Arizona to Citizens Utilities Company. On May 1, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 12,798 access lines) in the state of Oklahoma to Eaglenet, Inc.

In addition, on May 4, 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc., a Texas corporation, to ProNet, Inc.

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

Additional information related to the above transactions can be found in Note 3 and Note 5 to the Company's financial statements included in Item 8.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1996, was as follows:

                                                            Access
                   State                                 Lines Served
               -------------                            --------------
               Texas                                        2,056,732
               Oklahoma                                       111,041
               New Mexico                                      87,752
               Arkansas                                        83,412
                                                         ------------
                  Total                                     2,338,937
                                                         ============

At December 31, 1996, the Company had 5,941 employees.

The Company has three written agreements with the Communications Workers of America (CWA). In 1996, two agreements were reached with the CWA. No agreements expire in 1997.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Texas, Oklahoma, New Mexico and Arkansas as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers and cable providers, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC released its rules implementing the provision of number portability and dialing parity in accordance with the Telecommunications Act. In August 1996, the FCC also adopted its rules governing interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues have been released (See
Note 13 to the Company's financial statements included in Item 8). Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Texas and Oklahoma.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Texas, Arkansas, Oklahoma and New Mexico. In addition, nineteen states, including Texas, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine states, including Arkansas, New Mexico and Oklahoma, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The Public Utility Commission of Texas has adopted price regulation for its intrastate telephone service. Regulatory commissions in the states of Oklahoma, New Mexico and Arkansas continue to remain under the traditional cost- based, rate-of-return regulatory framework for intrastate telephone service.

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

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities.

GTE Southwest Incorporated (the Company):

Restructuring and Cost Control

During 1996, the Company substantially completed the implementation of its three-year $199 million re-engineering program. Total costs of the program included $134.7 million related to improvements in customer service processes, $48.5 million related to improvements in administrative processes and $15.8 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

GTE Corporation (GTE):

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation (Title VI). The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations.

GTE, through a separate subsidiary, made its initial entry into the video market under Title VI. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. At the end of 1996, GTE had been granted six franchises, three in California and three in Florida. Construction of the networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000.

Internet Access

GTE, through a separate subsidiary, was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states, including Arkansas, New Mexico, Oklahoma and Texas. An agreement with UUNET Technologies provides the Internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

GTE Long Distance

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 8, 1996, GTE was restricted from jointly marketing the products and services of the Company with those of GTE's interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long distance business, as discussed above. By December 31, 1996, GTE, through a separate subsidiary, was offering the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states and was serving over 825,000 customers.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Texas, Oklahoma, New Mexico and Arkansas, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1992 to December 31, 1996, the Company made capital expenditures of $1.7 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 34% of gross plant of $5 billion at December 31, 1996.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

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


Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's financial statements.


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

Or write to:

         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Boston, MA 02205-9121

For overnight delivery services, use the following address:

         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1996 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource:

        http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

Item 6. Selected Financial Data (See Note 3 to the Company's financial statements included in Item 8)

GTE Southwest Incorporated

                                                                Years Ended December 31,
                                              -------------------------------------------------------------
Selected Income Statement Items (a)             1996         1995         1994       1993(b)       1992
-----------------------------------           -------------------------------------------------------------
                                                                 (Thousands of Dollars)
Revenues and sales                            $1,622,939  $1,515,379    $1,482,495   $1,457,263  $1,457,369
Operating costs and expenses                   1,215,174   1,186,518     1,203,019    1,348,211   1,086,785
                                              -------------------------------------------------------------

Operating income                                 407,765     328,861       279,476      109,052     370,584
Interest - net                                    54,297      61,218        63,568       82,722      86,133
Gain on disposition of assets                     (4,322)    (21,583)      (63,688)     (17,536)         --
Other - net                                      (28,179)     (5,500)            --       1,224          --
Income taxes (benefit)                           130,173      99,437        95,068      (12,731)     93,692
                                              -------------------------------------------------------------
Income before extraordinary charges              255,796     195,289       184,528       55,373     190,759
Extraordinary charges                                 --    (549,438)(c)         --     (31,250)         --
                                              -------------------------------------------------------------
Net income (loss)                             $  255,796  $ (354,149)   $  184,528   $   24,123  $  190,759
                                              =============================================================

Dividends declared on common stock            $  136,021  $   80,900    $  243,033   $  149,348  $  179,383
Dividends declared on preferred stock              1,043       1,118         1,258        1,409       1,588

--------------------------------------------------------------------------------

                                                                   As of December 31,
                                              -------------------------------------------------------------
Selected Balance Sheet Items                    1996         1995         1994         1993        1992
----------------------------                  -------------------------------------------------------------
                                                                 (Thousands of Dollars)
Property, plant and equipment, net (c)        $1,985,744  $1,966,506    $2,832,912   $2,843,398  $2,912,515
Total assets                                   2,568,856   2,446,560     3,243,367    3,286,638   3,288,049
Long-term debt and preferred stock,
  subject to mandatory redemption                873,344     835,472       755,530      798,255     833,056
Shareholders' equity                             832,451     713,719     1,149,886    1,232,177   1,358,811


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Southwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in Arkansas, New Mexico, Oklahoma and Texas. The Company also markets telecommunications systems and equipment. At December 31, 1996, the Company served 2,338,937 access lines in its service territories, with 88% of these lines in Texas.

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


RESULTS OF OPERATIONS

                                            Years Ended December 31,
                                       -----------------------------------
                                        1996         1995            1994
                                       ------       -------         ------
         Net income (loss)             $255.8       $(354.1)        $184.5

Net income for 1996 includes the one-time $18.7 reversal (net of tax) of expired representation and warranty reserves related to certain property sales in 1994. The net loss for 1995 includes one-time extraordinary charges (net of tax) of $549.4 related to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and the early retirement of debt in the fourth quarter of 1995. In addition, $2.9 and $14.3 of one-time gains (net of tax) were recorded on the sales of non-strategic properties in the state of Texas during 1996 and 1995, respectively. Also in 1996 and 1995, $8.3 and $3.8 of settlement gains (net of tax) from the Company's pension plans were recorded. Net income for 1994 includes one-time gains (net of tax) of $39.8 recorded on the sales of non-strategic properties in the states of Arizona and Oklahoma.

Excluding these special items, net income increased 27% or $48.7 for 1996 and 22% or $32.5 for 1995. The 1996 increase reflects higher revenues and sales resulting from continued customer growth, partially offset by increases in operating costs and expenses. The 1995 increase is also primarily attributable to higher revenues and sales from customer growth, partially offset by an increase in depreciation expense.


REVENUES AND SALES

                                                 Years Ended December 31,
                                           -----------------------------------
                                             1996          1995         1994
                                           --------      --------     --------
         Local services                    $  589.1      $  531.9     $  490.4
         Network access services              627.3         579.0        577.7
         Toll services                        182.8         214.3        244.9
         Other services and sales             223.7         190.2        169.5
                                           --------      --------     --------

         Total revenues and sales          $1,622.9      $1,515.4     $1,482.5

Total revenues and sales increased 7% or $107.5 and 2% or $32.9 during 1996 and 1995, respectively.

Local service revenues are comprised mainly of fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 11% or $57.2 and 8% or $41.5 in 1996 and 1995, respectively. The number of access lines increased 6.4% and 5% in 1996 and 1995, respectively, which generated additional revenues of $23.1 and $11.2.
The 1996 increase is also attributable to a $5.5 growth in integrated digital services revenues, a $4.2 growth in revenues associated with the continued expansion of local area calling zones and the Expanded Local Calling Surcharge (as discussed in Note 13 to the financial statements included in Item 8), a $5.9 increase in revenues related to sales of Centranet (R), and a $10.9 growth in the sales of custom calling features, such as SmartCall (R). In addition to these items, the increase reflects $19.2 of favorable impacts on local service revenues resulting from the discontinuance of the monthly provision related to the Company's 1989 Texas rate case (as discussed in Note 13 to the financial statements included in Item 8). The 1996 increase is slightly offset by a reduction in local rates in Oklahoma of $4, effective in March 1996 and a $6.8 reduction in local rates in Arkansas, effective July 1995. The 1995 increase is also driven by additional revenues of $5.7 related to the expansion of local area calling zones, a $3.1 growth in sales of Centranet (R) and custom calling features, a $5.2 growth in new local services and $15.8 of favorable impacts from the Company's 1989 Texas rate case.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local- exchange network in providing long distance services. In addition, residential and business customers pay end user access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 8% or $48.3 and less than 1% or $1.3 in 1996 and 1995, respectively. Minutes of use increased 9% and 11% in 1996 and 1995, respectively, generating $27.4 and $20.7 of additional revenues. Also contributing to the 1996 increase are $6.8 of higher end user access charge revenues associated with an increase in access lines, a $13.3 growth in special access revenues from an increase in lines, $5.1 of favorable impacts from the discontinuance of the monthly provisions related to the Company's 1989 Texas rate case and a $2 growth in the volume of cellular service providers accessing the Company's network. The 1996 increase is partially offset by an $8.5 decrease in National Exchange Carrier Association (NECA) support payments. Additionally, the 1995 increase reflects $6.9 of favorable impacts from the interstate rate changes associated with the Federal Communications Commission
(FCC) Price Cap (as discussed in Note 13 to the financial statements included in Item 8), a $7.3 growth in special access revenues and $5.3 of favorable impacts from the Company's 1989 Texas rate case. The 1995 increase is partially offset by $11.6 of lower NECA support payments and a $30.2 decline in revenues due to the Company's access charge restructuring plan, as discussed below.

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

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 15% or $31.5 and 13% or $30.6 in 1996 and 1995, respectively. The decreases in 1996 and 1995 reflect the end of transitional support payments of $14.1 and $8.9, respectively, as a result of the Company's exit from the Texas state intraLATA toll pool in 1994. In addition, the 1996 and 1995 decreases are driven by a decrease in toll activity, primarily a result of intraLATA toll competition and the expansion of local area calling zones.

Other services and sales revenues increased 18% or $33.5 and 12% or $20.7 in 1996 and 1995, respectively. The 1996 increase is a result of $8.9 of additional equipment sales, such as telephones and caller identification boxes, a $16.7 growth in Tele-Go (R) personal phone service revenue and a $6.2 growth in DataBase 800 services. The 1995 increase is attributable to $17.1 of higher equipment sales and a $3.7 growth in DataBase 800 services.

OPERATING COSTS AND EXPENSES

                                                 Years Ended December 31,
                                           -----------------------------------
                                             1996          1995         1994
                                           --------      --------     --------
    Cost of services and sales             $  603.6      $  590.2     $  621.3
    Selling, general and administrative       269.8         257.5        260.7
    Depreciation and amortization             341.8         338.8        321.0
                                           --------      --------     --------
    Total operating costs and expenses     $1,215.2      $1,186.5     $1,203.0


Total operating costs and expenses increased 2% or $28.7 and decreased 1% or $16.5 in 1996 and 1995, respectively. The 1996 increase reflects a $15.8 reserve for right-of-way settlement costs in the state of Texas and a $9.2 investment in the Infrastructure Fund Assessment for the provision of broadband facilities to schools, libraries and hospitals. The 1996 increase also includes a $6.3 increase in charges associated with Tele-Go (R) sales, a $3 increase in depreciation expense, associated with higher gross plant balances, a $2.1 reserve for inside wire maintenance settlements, discussed below, and a $1.8 increase in end user uncollectibles. The 1996 increase is partially offset by $5.9 of lower costs associated with the collection of interexchange carrier receivables and a $12.6 pension settlement gain from the Company's pension plans.

The 1995 decrease is primarily attributable to lower labor and benefit costs associated with ongoing cost-reduction programs from process re-engineering activities, a decrease in charges related to unbillable calling card calls, and a settlement gain recorded in 1995 which resulted from lump-sum payments from the Company's pension plans, partially offset by an increase in depreciation expenses associated with additions to gross plant balances.


OTHER (INCOME) EXPENSES

                                                  Years Ended December 31,
                                              ------------------------------
                                               1996        1995        1994
                                              ------      ------      ------
    Interest - net                            $ 54.3      $ 61.2      $ 63.6
    Gain on disposition of assets               (4.3)      (21.6)      (63.7)
    Other - net                                (28.2)       (5.5)         --
    Income taxes                               130.2        99.4        95.1

Interest - net decreased 11% or $6.9 and 4% or $2.4 in 1996 and 1995, respectively. The 1996 decrease reflects lower interest rates associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995 and an increase in interest income from affiliate notes receivable.

In the second quarter of 1996, the Company recorded a $4.3 pre-tax gain on the sale of certain non-strategic properties in the state of Texas (representing 6,196 access lines). In addition, on September 30, 1995, the Company recorded a $16.3 pre-tax gain on the sale of certain non-strategic properties in the state of Texas (representing 10,517 access lines). On May 4, 1995, the Company recorded a $5.3 pre-tax gain on the sale of its unconsolidated investment in Metropolitan Houston Paging Service, Inc. On November 30, 1994, the Company recorded pre-tax gains of $12.6 and $41.8 on the sales of certain non-strategic properties in the states of Oklahoma (representing 8,898 access lines) and Arizona (representing 26,519 access lines), respectively. On May 1, 1994, the Company recorded a $9.3 pre-tax gain on the sale of certain non-strategic properties in the state of Oklahoma (representing 12,798 access lines).

Other - net income of $28.2 in 1996 and $5.5 in 1995 represents the reversal of expired representation and warranty reserves related to certain 1994 property dispositions.

Income taxes increased 31% or $30.8 in 1996 and 5% or $4.3 in 1995. The 1996 and 1995 increases are primarily driven by corresponding increases in pre-tax income. The 1995 increase is also attributable to lower amortization of investment tax credits and lower reversals of temporary differences provided in prior years at higher tax rates.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 of commercial paper. The Company has an existing shelf registration statement for an additional $150 of debentures.

The Company's primary source of funds during 1996 was cash from operations of $509.8 compared to $392.8 in 1995. The year-to-year increase is primarily attributable to improved results from operations and a decrease in working capital requirements.

Net cash used in investing activities was $342.3 and $288.1 during 1996 and 1995, respectively. The Company's capital expenditures during 1996 were $354.6 compared to $319.2 during the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded service capabilities. The Company's anticipated construction costs for 1997 are expected to increase from the 1996 level, reflecting the continued expansion of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act). These expenditures were partially offset by cash proceeds of $12.3 and $36.6 received from the sale of certain non-strategic properties, discussed above, during 1996 and 1995, respectively.

Net cash used in financing was $162.2 and $97.4 during 1996 and 1995, respectively. This included dividend payments of $87.5 in 1996 compared to $143.2 in 1995. Financing included a decrease in short-term borrowings of $208.9 in 1996, compared to an increase in short-term borrowings of $66.1 in 1995. In January 1996, the Company issued $150 of 6% debentures to refinance commercial paper outstanding at December 31, 1995 (as discussed in Note 8 to the financial statements included in Item 8). In December 1995, the Company redeemed prior to stated maturity, $5.6 of long-term debt with proceeds from commercial paper borrowings. The Company retired an additional $15.4 of long-term debt and preferred stock in 1995 compared to total retirements of $13.7 in 1996. During 1994, the Company returned $22.5 of capital to GTE with the cash proceeds from certain non-strategic property sales.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Texas, Oklahoma, New Mexico and Arkansas as to its intrastate operations and by the FCC as to its interstate operations.

Significant regulatory and legislative developments occurred during 1996, including the passage of the Telecommunications Act. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

As a result of the Telecommunications Act, the Company may be faced with increased competition from numerous sources, including competitive access providers (CAPs), alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers, cable providers, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Arkansas, New Mexico, Oklahoma and Texas. In addition, nineteen states, including Texas, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine states, including Arkansas, New Mexico and Oklahoma, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The Public Utility Commission of Texas has adopted price regulation for its intrastate telephone service. Regulatory commissions in the states of Oklahoma, New Mexico and Arkansas continue to remain under the traditional cost- based, rate-of-return regulatory framework for intrastate telephone service.

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

OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. Management believes that the Company has adequately provided for this settlement in its financial statements for the year ended December 31, 1996.

The Company is involved in two lawsuits and a Public Utility Commission of Texas (TPUC) Complaint with Texas cities involving disputes over amounts owed under right-of-way contracts. On September 30, 1996, the Company and 21 of the cities announced an agreement in principle that will end the right-of-way disputes between them. Final approval by the cities and the Company is pending, but the settlement will include implementation of new right-of-way agreements. Management believes that the Company has adequately provided for these disputes in its financial statements for the year ended December 31, 1996.


INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities. Further information regarding these initiatives is discussed in
Item 1.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE Southwest Incorporated
STATEMENTS OF INCOME (Note 3)

Years Ended December 31                         1996           1995           1994
-----------------------                      -----------    -----------    -----------
                                                      (Thousands of Dollars)
REVENUES AND SALES (a)
   Local services                            $   589,143    $   531,849    $   490,359

   Network access services                       627,313        579,038        577,706
   Toll services                                 182,832        214,278        244,856
   Other services and sales                      223,651        190,214        169,574
                                             -----------    -----------    -----------
    Total revenues and sales                   1,622,939      1,515,379      1,482,495
                                             -----------    -----------    -----------


OPERATING COSTS AND EXPENSES (b)
   Cost of services and sales                    603,598        590,258        621,299
   Selling, general and administrative           269,834        257,465        260,704
   Depreciation and amortization                 341,742        338,795        321,016
                                             -----------    -----------    -----------
    Total operating costs and expenses         1,215,174      1,186,518      1,203,019
                                             -----------    -----------    -----------

OPERATING INCOME                                 407,765        328,861        279,476

OTHER (INCOME) EXPENSE
   Interest - net                                 54,297         61,218         63,568
   Gain on disposition of assets                  (4,322)       (21,583)       (63,688)
   Other - net                                   (28,179)        (5,500)            --
                                             -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                       385,969        294,726        279,596
   Income taxes                                  130,173         99,437         95,068
                                             -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY CHARGES              255,796        195,289        184,528
   Extraordinary charges                              --       (549,438)            --
                                             -----------    -----------    -----------
NET INCOME (LOSS)                            $   255,796    $  (354,149)   $   184,528
                                             ===========    ===========    ===========



(a) Includes billings to affiliates of $39,736, $45,564 and $35,658 for the years 1996-1994, respectively.
(b) Includes billings from affiliates of $98,071, $103,877 and $89,766 for the years 1996-1994, respectively.





See Notes to Financial Statements.

GTE Southwest Incorporated
BALANCE SHEETS (Note 3)

December 31                                                   1996         1995
-----------                                                ----------   ----------
                                                           (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                $   23,134   $   17,825

  Receivables, less allowances of $23,633 and $21,182         312,047      274,838
  Note receivable from affiliate                               79,727        3,000
  Inventories and supplies                                     20,310       20,452
  Deferred income tax benefits                                 12,684       32,033
  Prepaid taxes and other                                      11,940       45,630
                                                           ----------   ----------
   Total current assets                                       459,842      393,778
                                                           ----------   ----------
Property, plant and equipment, net                          1,985,744    1,966,506

Employee benefit plans and other assets                       123,270       86,276
                                                           ----------   ----------
Total assets                                               $2,568,856   $2,446,560
                                                           ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $    1,669   $   49,862
  Accounts payable                                             93,850      101,548
  Affiliate payables and accruals                              74,275       43,970
  Advanced billings and customer deposits                      38,011       36,568
  Taxes payable                                                35,059       36,940
  Accrued interest                                             10,785        6,657
  Accrued payroll costs                                        43,732       46,038
  Dividends payable                                            49,752          198
  Accrued restructuring costs                                      --       82,872
  Other                                                        99,496       84,510
                                                           ----------   ----------
   Total current liabilities                                  446,629      489,163
                                                           ----------   ----------

  Long-term debt                                              866,894      827,082
  Deferred income taxes                                       169,383      178,003
  Employee benefit plans                                      192,362      145,799
  Other liabilities                                            54,687       84,404
                                                           ----------   ----------
   Total liabilities                                        1,729,955    1,724,451
                                                           ----------   ----------
Preferred stock, subject to mandatory redemption                6,450        8,390
                                                           ----------   ----------

Shareholders' equity:
  Preferred stock                                               7,600        7,600
  Common stock (6,500,000 shares issued)                      650,000      650,000
  Additional paid-in capital                                   48,751       48,751
  Retained earnings                                           126,100        7,368
                                                           ----------   ----------
   Total shareholders' equity                                 832,451      713,719
                                                           ----------   ----------
Total liabilities and shareholders' equity                 $2,568,856   $2,446,560
                                                           ==========   ==========



See Notes to Financial Statements.

GTE Southwest Incorporated
STATEMENTS OF CASH FLOWS (Note 3)

Years Ended December 31                                        1996         1995         1994
-----------------------                                     ---------    ---------    ---------
                                                                  (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                       $ 255,796    $ 195,289    $ 184,528
  Adjustments to reconcile income before extraordinary
  charges to net cash from operations:
   Depreciation and amortization                              341,742      338,795      321,016
   Deferred income taxes                                       10,729       16,312      (10,697)

   Gain on disposition of assets                               (4,322)     (21,583)     (63,688)
   Provision for uncollectible accounts                        36,010       33,136       34,868
   Change in current assets and current liabilities:
     Receivables - net                                        (96,446)     (59,328)     (34,660)
     Other current assets                                      (1,977)     (15,635)      (8,905)
     Accrued taxes and interest                                26,908      (17,924)     (11,132)
     Other current liabilities                                (43,591)     (65,392)      21,699
   Other - net                                                (15,024)     (10,857)      48,982
                                                            ---------    ---------    ---------
   Net cash from operations                                   509,825      392,813      482,011
                                                            ---------    ---------    ---------


INVESTING
  Capital expenditures                                       (354,615)    (319,162)    (378,037)
  Proceeds from sale of assets                                 12,344       36,576      158,189
  Other - net                                                      --       (5,478)        (964)
                                                            ---------    ---------    ---------
   Net cash used in investing                                (342,271)    (288,064)    (220,812)
                                                            ---------    ---------    ---------

FINANCING
  Long-term debt issued                                       147,884           --           --
  Long-term debt and preferred stock retired                  (13,673)     (20,968)     (48,980)

  Dividends                                                   (87,510)    (143,194)    (201,279)
  Increase (decrease) in short-term obligations,
     excluding current maturities                            (208,946)      66,064       15,142
  Return of capital to GTE                                         --           --      (22,528)
  Other - net                                                      --          712           --
                                                            ---------    ---------    ---------
   Net cash used in financing                                (162,245)     (97,386)    (257,645)
                                                            ---------    ---------    ---------
Increase in cash and cash equivalents                           5,309        7,363        3,554

Cash and cash equivalents:

  Beginning of year                                            17,825       10,462        6,908
                                                            ---------    ---------    ---------
  End of year                                               $  23,134    $  17,825    $  10,462
                                                            =========    =========    =========

Cash paid during the year for:
  Interest                                                  $  56,751    $  64,626    $  66,410
  Income taxes                                                 99,670      111,154      112,303





See Notes to Financial Statements.

GTE Southwest Incorporated
STATEMENTS OF SHAREHOLDERS' EQUITY (Note 3)

                                                                          Additional
                                               Preferred       Common       Paid-In     Retained
                                                 Stock          Stock        Capital     Earnings      Total
                                               ----------    ----------    ----------   ----------   ----------
                                                                  (Thousands of Dollars)
Shareholders' equity, December 31, 1993        $    7,600    $  650,000    $   71,279   $  503,298   $1,232,177
Net income                                                                                 184,528      184,528
Dividends declared                                                                        (244,291)    (244,291)
Return of capital (a)                                                        (22,528)                   (22,528)
                                               ----------    ----------    ----------   ----------   ----------
Shareholders' equity, December 31, 1994             7,600       650,000        48,751      443,535    1,149,886


Net loss                                                                                  (354,149)    (354,149)
Dividends declared                                                                         (82,018)     (82,018)
                                               ----------    ----------    ----------   ----------   ----------
Shareholders' equity, December 31, 1995             7,600       650,000        48,751        7,368      713,719

Net income                                                                                 255,796      255,796
Dividends declared                                                                        (137,064)    (137,064)
                                               ----------    ----------    ----------   ----------   ----------
Shareholders' equity, December 31, 1996        $    7,600    $  650,000    $   48,751   $  126,100   $  832,451
                                               ==========    ==========    ==========   ==========   ==========



(a) During 1994, the Company returned $22.5 million of capital to GTE with the cash proceeds from certain non- strategic property sales (see Note 5 to the financial statements).





See Notes to Financial Statements.

GTE Southwest Incorporated
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Southwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1996, the Company served 2,338,937 access lines in the states of Arkansas, New Mexico, Oklahoma and Texas. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

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

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronics repair services to the Company. These purchases and services amounted to $105.7 million, $91.2 million and $90.3 million for the years 1996-1994, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $98.1 million, $103.9 million and $89.8 million for the years 1996-1994, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $39.7 million, $45.6 million and $35.7 million for the years 1996-1994, respectively.

TELEPHONE PLANT

In 1996, the Company began providing for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). The Company had previously provided for depreciation on a straight-line basis over asset lives approved by regulators. Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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

STOCK OPTION PLANS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" (APB 25). The difference between the recognition and measurement provisions of FAS 123 and APB 25 is not significant to the Company's results of operations.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax- sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 13) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $549.3 million (net of tax benefits of $301.6 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment
through an increase in accumulated depreciation.   In addition to the one-time
charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                                                   Depreciable Lives
                                               ------------------------
                                                Average
           Asset Category                        Before          After
           --------------                      ---------        -------
           Copper                                20-30            15
           Switching                             17-19            10
           Circuit                               11-13             8
           Fiber                                 25-30            20

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


4.  RESTRUCTURING COSTS

During 1993, the Company recorded one-time restructuring costs of $199 million, which reduced net income by $122.6 million, primarily for incremental costs related to implementation of the Company's re-engineering plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The restructuring costs included $134.7 million to re-engineer customer service processes and $48.5 million to re-engineer administrative processes. The restructuring costs also included $15.8 million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. The re-engineering plan was substantially completed in 1996, consistent with the original cost estimates.

5.  PROPERTY REPOSITIONING

On May 31, 1996, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 6,196 access lines) in the state of Texas for $11 million in cash. A pre-tax gain of $4.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations.

On September 30, 1995, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 10,517 access lines) in the state of Texas to various parties for $29.6 million in cash. A pre-tax gain of $16.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations and to pay $18.7 million of dividends to GTE in the fourth quarter of 1995.

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

6.  PREFERRED STOCK

The authorized cumulative preferred stock, not subject to mandatory redemption, consists of 2,060,758 shares. Shares outstanding at December 31, 1996 and 1995 are as follows:

Outstanding:                                    Shares           Amount
                                               -------           ------
                                                               (Thousands
                                                               of Dollars)
  $2.20    no par value                         32,000           $1,600
   5.10%  $20 par value                        300,000            6,000
                                               -------           ------

     Total                                     332,000           $7,600
                                               =======           ======

Cumulative preferred stock, subject to mandatory redemption, is as follows:

       Authorized:                                 Shares
       4.60% $20 par value                         350,000
      $8.10      no par value                      300,000
                                                   -------
                                                   650,000
                                                   =======


                                            December 31
                                -----------------------------------------
                                        1996                 1995
                                -------------------   -------------------
                                 Shares     Amount     Shares     Amount
                                --------   --------   --------   --------
Outstanding:                              (Thousands            (Thousands
                                          of Dollars)           of Dollars)
   4.60% $20 par value            82,500   $  1,650     89,500   $  1,790

  $8.10 no par value              48,000      4,800     66,000      6,600
                                --------   --------   --------   --------
   Total                         130,500   $  6,450    155,500   $  8,390
                                ========   ========   ========   ========



The 4.60% Series sinking fund provisions require the Company to redeem a minimum of 7,000 shares at $20 per share on April 1 of each year. This requirement was met in 1996 and 1995 with the purchase of 7,000 shares per year.

The $8.10 Series sinking fund provisions require the redemption of a minimum of 9,000 shares at $100 per share on November 1 of each year. The Company redeemed 18,000 shares in 1996 and 1995 to meet this requirement.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event dividends in arrears equal or exceed the annual dividends on all preferred stock. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1996.

The aggregate redemption requirements of preferred stock subject to mandatory redemption are $1 million in each of the years 1997-2001.

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

At December 31, 1996, $55.9 million of the Company's retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Certificate of Incorporation.

8.  DEBT

Long-term debt as of December 31, was as follows:

                                                                1996            1995
                                                              ---------       --------
                                                               (Thousands of Dollars)
First mortgage bonds:
   5 3/8 % Series,   due 1996                                 $     --        $  9,000
   6 7/8 % Series,   due 1998                                    25,000         25,000
   7 1/2 % Series,   due 2002                                    40,000         40,000
   8 1/2 % Series,   due 2031                                   100,000        100,000
    9.70 % Series S, due 2002                                     8,180          9,544
    9.74 % Series T, due 2013                                    12,600         12,900
    9.36 % Series U, due 2014                                    35,000         35,000

Debentures:
   5.82 % Series A,  due 1999                                   250,000        250,000
   6.54 % Series B,  due 2005                                   250,000        250,000
   6.00 % Series C,  due 2006                                   150,000             --

Other:
   Commercial paper refinanced on a long-term basis                  --        105,800
   Capitalized leases                                                61          1,130
                                                              ---------       --------
  Total principal amount                                        870,841        838,374
Less: discount                                                   (2,278)          (933)
                                                              ---------       --------
  Total                                                         868,563        837,441
Less: current maturities                                         (1,669)       (10,359)
                                                              ---------       --------
  Total long-term debt                                        $ 866,894       $827,082
                                                              =========       ========

The Company issued $150 million of 6% Series C Debentures, due 2006, in January 1996. Net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (See Note 2). Net proceeds were also used to finance the Company's construction program.

Long-term debt as of December 31, 1995, includes $105.8 million of commercial paper which was refinanced in January 1996, as discussed above.

The aggregate principal amount of first mortgage bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company. Debt discounts on the Company's outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

Estimated payments of long-term debt during the next five years are: $1.7 million in 1997; $26.7 million in 1998; $251.7 million in 1999 and $4 million in 2000 and 2001.

Total short-term obligations as of December 31, were as follows:

                                                     1996        1995
                                                   ---------   ---------
                                                  (Thousands of Dollars)
Notes payable to affiliate - average rate 6.1%     $      --   $  39,503

Current maturities of long-term debt                   1,669      10,359
                                                   ---------   ---------
  Total                                            $   1,669   $  49,862
                                                   =========   =========



On July 1, 1996, the Company began participating with other affiliates in a $1.5 billion syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 million of commercial paper.


9. FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying values. As of December 31, 1996 and 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $5 million and $42 million, respectively.

10.  INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                       1996         1995         1994
                                                    ---------    ---------    ---------
                                                           (Thousands of Dollars)
Current:
  Federal                                           $ 124,689    $  78,708    $  92,583
  State                                                (5,245)       4,417       13,182
                                                    ---------    ---------    ---------
                                                      119,444       83,125      105,765
                                                    ---------    ---------    ---------
Deferred:
  Federal                                               9,220       26,111        3,933
  State                                                 8,133       (1,729)      (4,348)
                                                    ---------    ---------    ---------
                                                       17,353       24,382         (415)
                                                    ---------    ---------    ---------

Amortization of deferred investment tax credits        (6,624)      (8,070)     (10,282)
                                                    ---------    ---------    ---------
   Total                                            $ 130,173    $  99,437    $  95,068
                                                    =========    =========    =========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the statements of income is as follows:

                                                                           1996         1995         1994
                                                                        ---------    ---------    ---------
                                                                               (Thousands of Dollars)
Amounts computed at statutory rates                                     $ 134,724    $ 102,763    $  97,858
  State and local income taxes, net of federal income tax benefits          1,877        2,124        5,730
  Amortization of deferred investment tax credits, net of
   federal income tax benefits                                             (4,305)      (8,070)     (10,282)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                                  --        3,133        2,382
  Rate differentials applied to reversing temporary differences                --       (1,299)      (3,087)
  Other differences, including settlements of prior year
   tax issues                                                              (2,123)         786        2,467
                                                                        ---------    ---------    ---------
Total provision                                                         $ 130,173    $  99,437    $  95,068
                                                                        =========    =========    =========

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                       1996         1995
                                     ---------    ---------
                                     (Thousands of Dollars)
Depreciation and amortization        $ 179,800    $ 198,756
Employee benefit obligations           (67,056)     (59,879)
Prepaid pension cost                    36,146       24,655
Investment tax credits                   9,961       14,266
Other- net                              (2,152)     (31,828)
                                     ---------    ---------
   Total                             $ 156,699    $ 145,970
                                     =========    =========

11.   EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1996-1994 were as follows:

                                                       1996         1995         1994
                                                    ---------    ---------    ---------
                                                            (Thousands of Dollars)
Benefits earned during the year                     $  15,158    $  13,435    $  18,955
Interest cost on projected benefit obligations         37,971       37,427       38,626
Return on plan assets:
  Actual                                             (133,257)    (156,937)       1,834
  Deferred                                             63,342       94,244      (68,923)
Other - net                                           (11,953)     (14,491)     (11,106)
                                                    ---------    ---------    ---------
  Net pension credit                                $ (28,739)   $ (26,322)   $ (20,614)
                                                    =========    =========    =========


The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                   1996         1995
                                                 ---------    ---------
                                                 (Thousands of Dollars)
Vested benefit obligations                       $ 395,321    $ 349,378
                                                 =========    =========

Accumulated benefit obligations                  $ 447,751    $ 404,047
                                                 =========    =========


Plan assets at fair value                        $ 980,646    $ 861,063
Less: projected benefit obligations                558,970      516,001
                                                 ---------    ---------
Excess of assets over projected obligations        421,676      345,062
Unrecognized net transition asset                  (40,339)     (46,505)
Unrecognized net gain                             (276,061)    (225,922)
                                                 ---------    ---------
  Net prepaid pension cost                       $ 105,276    $  72,635
                                                 =========    =========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                        1996    1995
                                        ----    ----
Discount rate                           7.50%   7.50%
Rate of compensation increase           5.25%   5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1996-1994 included the following components:

                                                                  1996        1995        1994
                                                                --------    --------    --------
                                                                     (Thousands of Dollars)
Benefits earned during the year                                 $  4,707    $  6,123    $  7,862
Interest on accumulated postretirement benefit obligations        23,474      26,265      26,816
Actual return on plan assets                                         (72)       (485)         --
Amortization of transition obligation                             11,505      13,980      14,723
Other - net                                                         (283)       (242)         18
                                                                --------    --------    --------
  Postretirement benefit cost                                   $ 39,331    $ 45,641    $ 49,419
                                                                ========    ========    ========


The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                       1996         1995
                                                                     ---------    ---------
                                                                     (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                           $ 221,067    $ 217,377
  Fully eligible active plan participants                                9,066        7,458
  Other active plan participants                                       104,962      133,013
                                                                     ---------    ---------
Total accumulated postretirement benefit obligations                   335,095      357,848
Less: fair value of plan assets                                          2,799        4,736
                                                                     ---------    ---------

Excess of accumulated obligations over plan assets                     332,296      353,112
Unrecognized transition obligation                                    (182,752)    (229,973)
Unrecognized net gain                                                   39,290       18,653
                                                                     ---------    ---------

  Accrued postretirement benefit obligations                         $ 188,834    $ 141,792
                                                                     =========    =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1996 costs by $2.8 million and the accumulated postretirement benefit obligations as of December 31, 1996, by $28.7 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $5.5 million, $4.9 million and $5.1 million in 1996-1994, respectively.

12.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                     1996           1995
                                                 -----------    -----------
                                                   (Thousands of Dollars)
Land                                             $    15,725    $    17,220
Buildings                                            360,121        366,791
Plant and equipment                                4,260,841      4,086,569
Other                                                407,143        383,632
                                                 -----------    -----------

  Total                                            5,043,830      4,854,212
  Accumulated depreciation (see Note 2)           (3,058,086)    (2,887,706)
                                                 -----------    -----------

  Total property, plant and equipment - net      $ 1,985,744    $ 1,966,506
                                                 ===========    ===========


Depreciation expense in 1996-1994 was equivalent to a composite average percentage of 7.0%, 6.3%, and 6.8%, respectively.


13.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Arkansas, New Mexico, Oklahoma and Texas. The Company is subject to regulation by the FCC for its interstate business operations.

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

Texas

The Public Utility Commission of Texas (TPUC) approved a rulemaking procedure on December 17, 1991, with an effective date of January 1, 1991, allowing the Company and other LECs to exit the intraLATA toll pool with diminishing transition payments from Southwestern Bell Telephone Company to be received through 1997.

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

On August 2, 1996, the TPUC approved an interim Expanded Local Calling (ELC) surcharge of $0.92 per line to be assessed on customers in non-ELC exchanges consistent with the Public Utility Regulatory Act (PURA). The Company began billing the interim rate on September 16, 1996. On November 21, 1996, the Company filed a Stipulation and Settlement Agreement. A final order, approved in February 1997, stipulated a surcharge of $0.73 per line which will generate approximately $11.6 million annually. The difference in the interim surcharge and the stipulated surcharge will be refunded to the ratepayers in April 1997.

On December 12, 1996, the TPUC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.99%. The Company must file revised cost studies by June 1, 1997. Interim rates were ordered and negotiated permanent rates must be established by September 15, 1997. The Company filed a lawsuit in the U.S. District Court challenging portions of the TPUC's arbitration determinations. On March 13, 1997, the case was dismissed without prejudice, and the Company will have to refile after the contract is effective.

On December 19, 1996, the TPUC issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. This decision reaffirmed the rates issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the TPUC's arbitration determinations.

On February 10, 1997, the TPUC ordered implementation of intraLATA 1+ pre-subscription which allows customers to choose their primary carrier for intraLATA toll calls. Currently, the local phone company carries all intraLATA toll calls when the customer dials one plus the called number. In the future, the customer will be able to choose the local telephone company, or another company, to carry these calls. The Company is required to convert all capable offices to 1+ pre-subscription by August 8, 1997.

Texas Rate Case

On June 19, 1991, the Texas Third District Court of Appeals (Court of Appeals) affirmed, in part, and reversed in part a decision by the District Court of Travis County (District Court) regarding the Company's 1989 rate case. The Court of Appeals affirmed the portion of the District Court's order which determined that the TPUC had no authority to retroactively adjust the Company's rates. That portion of the TPUC's order would have resulted in customer refunds of approximately $140 million. The Court of Appeals also affirmed the District Court's determination relating to the manner in which the TPUC had calculated the Company's rate of return in setting its rates. The Court of Appeals, however, reversed the District Court's determination that the TPUC had made appropriate findings related to payments made by the Company to two of its affiliates. In addition, the Court of Appeals reversed the District Court's determination related to the TPUC's treatment of the Company's federal income tax expense. The Company appealed this decision to the Supreme Court of Texas and, in April 1995, the Supreme Court of Texas ruled on an appeal of the Company's 1989 rate case. The Court agreed with the Company's position concerning retroactive ratemaking, the ratemaking treatment of federal income tax expense and the payment for services provided by GTE Service Corporation, a wholly-owned subsidiary of GTE. The issue of payments associated with telephone directories published by GTE Directories Corporation, also a wholly-owned subsidiary of GTE, was remanded to the TPUC.

Subsequent to the Supreme Court's decision, the state of Texas passed a telecommunications reform bill which was signed into law on May 26, 1995, and became effective September 1, 1995. This new legislation opens the local-exchange to competition and permits existing LECs to elect a form of price regulation rather than rate of return regulation. The incentive form of price regulation requires LECs to cap basic service rates for four years, after which indexed, TPUC- approved rate adjustments will be permitted. The price regulation plan contained in the reform bill also requires all calls be digitally switched by year-end 1998 and for the provision of broadband facilities to schools, libraries and hospitals on customer demand. On September 20, 1995, the Company notified the TPUC of its election of price regulation and, in doing so, resolved the remaining open issues of the 1989 rate case. In conjunction with its decision to elect price regulation, the Company must make certain investments in its network, as discussed above. The Company also elected to amortize the reserve previously established for potential refunds related to the rate case on a straight-line basis over the four-year period for which revenues will be capped. The remaining reserve is reflected on the balance sheets as other current liabilities and other non-current liabilities.

Oklahoma

On April 19, 1994, the Oklahoma Corporation Commission (OCC) approved a Joint Stipulation and Settlement Agreement in the consolidated docket to end the Toll Surcharge Pool in Oklahoma. This order allowed the Company to exit the toll pool while receiving transition payments during a three-year (1994-1996) conversion period to an access charge arrangement. During this transition period, the industry, interexchange carriers and OCC staff developed an agreement for an IntraLATA Access Plan.
The OCC approved the Access Plan Stipulation Plan (the Plan) in January 1996, and the Plan became effective March 1, 1996.

On December 7, 1995, the OCC approved a Joint Stipulation in the Company's rate case which reduced annual revenues by $5.5 million and allowed for full recovery of $14.7 million in OCC-mandated network modernization requirements through a modernization surcharge. Tariffs, which reflect the ordered revenue changes, were filed with the OCC on January 8, 1996. The local service rate changes amount to $4.7 million and the approved access tariff changes amount to $0.8 million. These rate changes became effective March 6, 1996.

On March 7, 1996, the OCC approved a comprehensive set of rules designed to implement competition according to the provisions of the Telecommunications Act of 1996 (the Telecommunications Act). These rules outline the certification process for new entrants and substantially mirror the interconnection requirements of the Telecommunications Act. Subsequently, in May 1996, AT&T received approval for certification to provide local telephone service in Oklahoma. On December 12, 1996, the OCC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 16.1%. Interim rates based on the FCC proxy rates will be used for interconnection and unbundled network elements until permanent discounts are established upon further investigation into cost methodology, which is expected to take place in the second quarter of 1997. The Company has filed a lawsuit in the U.S. District Court challenging portions of the OCC's arbitration determinations.

New Mexico

On September 1, 1994, the Company filed a rate case proceeding in New Mexico. The proceeding was bifurcated into two phases. On April 13, 1995, the New Mexico Service Corporation Commission (NMSCC) issued an order in the first phase of the New Mexico rate proceeding requiring the Company to decrease its revenues by $8.3 million annually, effective immediately. Hearings were held on the second phase of the proceeding, which considered rate design, and an order was issued on December 27, 1995 approving various rates and structures which were placed into service during the first quarter of 1996. Refunds to customers back to April 13, 1995 were made in the second quarter of 1996.

Arkansas

On June 9, 1995, the Arkansas Public Service Commission (APSC) ordered the Company to reduce rates by $12.8 million annually. The Company filed a motion for reconsideration on July 7, 1995, which was approved by the APSC on July 10, 1995. The APSC issued a final decision, effective December 5, 1995, which upheld its original order.


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

The interim rules allowed LECs to select from three productivity/sharing options for each tariffed entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1996-1997 and 1995-1996 tariff years:

                                                                       Sharing Parameters
    Tariff                             Productivity           ------------------------------------
    Entity                                Factor                     50%                  100%
    ------                             ------------           ----------------      --------------
    1996-1997 Tariff Year
    ---------------------

    Arkansas, Texas (GTE) and              4.0%               12.25-13.25% ROR      Over 13.25% ROR
    Oklahoma

    New Mexico and Texas (Contel)          5.3%               None                  None

    1995-1996 Tariff Year
    ---------------------

    Arkansas and Texas (GTE)               4.0%               12.25-13.25% ROR      Over 13.25% ROR

    New Mexico, Texas (Contel) and
     Oklahoma                              5.3%               None                  None

Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995, to increase rates $9.6 million annually. In addition, the Company filed tariffs effective August 1, 1995, under the interim rules to reduce rates $0.9 million, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Oklahoma tariff entity. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $5 million, effective July 1, 1996.

On February 8, 1996, the Telecommunications Act became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

On August 8, 1996, the FCC published its First Report and Order (the Order) containing rules implementing Section 251 of the Telecommunications Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accordance with the Telecommunications Act.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral arguments on the merits on January 17, 1997. The Court's ruling is expected in the spring of 1997.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.


SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1996-1994 under various arrangements and amounted to $220.3 million, $223 million and $208.1 million, respectively.


14.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $18.4 million, $15.2 million and $14.4 million in 1996-1994, respectively. Minimum rental commitments under noncancelable leases through 2001 do not exceed $1.8 million annually and aggregate $1.6 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1996 and 1995 quarterly financial data is as follows :

                              Revenues     Operating    Net Income
                             and Sales(a)   Income        (Loss)
                             -----------  ----------   ----------
                                     (Thousands of Dollars)
1996
  First Quarter              $  392,432   $  115,408   $   68,320
  Second Quarter (b)            403,334      102,332       62,082
  Third Quarter                 410,679      100,769       59,087
  Fourth Quarter                416,494       89,256       66,307
                             ----------   ----------   ----------
   Total                     $1,622,939   $  407,765   $  255,796
                             ==========   ==========   ==========

1995
  First Quarter              $  349,094   $   78,505   $   40,574
  Second Quarter (c)            371,548       74,403       43,503
  Third Quarter (d)             383,717      103,192       68,738
  Fourth Quarter (e)            411,020       72,761     (506,964)
                             ----------   ----------   ----------
   Total                     $1,515,379   $  328,861   $ (354,149)
                             ==========   ==========   ==========

(a) Quarterly revenues and sales reflect the reclassification of certain costs billed to affiliated companies for shared services as an offset to operating costs and expenses.

(b) Second quarter 1996 net income includes after-tax gains on the sale of non-strategic properties of $2.8 million (see Note 5).

(c) Second quarter 1995 net income includes after-tax gains on the sale of the Company's unconsolidated investment in Metropolitan Houston Paging, Inc. and the sale of non-strategic properties of $3.5 million (see Note
       5).

(d) Third quarter 1995 net income includes an after-tax gain on the sale of non-strategic properties of $10.8 million (see Note 5).

(e) Fourth quarter 1995 net income includes $549.4 million of extraordinary charges (net of tax) for the discontinuance of FAS 71 and the early retirement of debt (see Note 2).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Southwest Incorporated:

We have audited the accompanying balance sheets of GTE Southwest Incorporated (a Delaware corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Southwest Incorporated as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

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

Dallas, Texas
January 28, 1997

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




THOMAS W. HALL
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

a.   Identification of Directors

The names, ages and positions of the directors of the Company as of March 1, 1997 are listed below along with their business experience during the past five years.

          Name             Age      Director Since                       Business Experience
-----------------------   ------  -----------------   -------------------------------------------------------
John C. Appel               48           1996         Executive Vice President - Network Operations, GTE
                                                      Telephone Operations, 1996; Executive Vice President -
                                                      Network Operations, all GTE domestic telephone
                                                      subsidiaries of which he is not President, 1996;
                                                      Director, all GTE domestic telephone subsidiaries,
                                                      1996; President - GTE South Incorporated and GTE North
                                                      Incorporated, 1995; Senior Vice President - Regulatory
                                                      Operations, GTE Telephone Operations, 1994; President -
                                                      GTE Southwest Incorporated, 1994; State President -
                                                      Texas / New Mexico, 1993; Vice President and General
                                                      Manager - California, GTE Telephone Operations West
                                                      Area, 1992.

Richard M. Cahill           58           1993         Vice President - General Counsel, GTE Telephone
                                                      Operations, 1988; Director, all GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994; Director, GTE Vantage
                                                      Incorporated, 1991; Vice President - General Counsel,
                                                      all GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore          47           1993         Senior Vice President - Finance and Planning, GTE
                                                      Telephone Operations, 1994; Senior Vice President -
                                                      Finance and Planning, all GTE domestic telephone
                                                      subsidiaries, 1994; Vice President - Finance, GTE
                                                      Telephone Operations, 1993; President of all South Area
                                                      Companies, GTE Telephone Operations, 1992; Director,
                                                      GTE Florida Incorporated and GTE South Incorporated,
                                                      1992; Director, all other GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994.

Michael B. Esstman          50           1993         Executive Vice President - Customer Segments, GTE
                                                      Telephone Operations, 1994; Executive Vice President -
                                                      Operations, GTE Telephone Operations, 1993; Director,
                                                      all Central Area Companies, 1991; Director, all other
                                                      GTE domestic telephone subsidiaries, 1993 and/or 1994.

Thomas W. White             50           1993         President, GTE Telephone Operations, 1995; Executive
                                                      Vice President - Network Operations, GTE Telephone
                                                      Operations, 1994; Executive Vice President - GTE
                                                      Telephone Operations, 1993; Director, all GTE domestic
                                                      telephone subsidiaries, 1993 and/ or 1994; Director,
                                                      Quebec-Telephone.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company, except that Mr. Jacobson and Ms. Jacobson are married to one another.

b.   Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1997.

                                         Year Assumed
                                       Present Position
                                    -----------------------
                                                     the
         Name              Age       Telops        Company                         Position
-----------------------   ----      --------      ---------    ----------------------------------------------
Thomas W. White            50         1995           --        President of GTE Telephone Operations

John C. Appel              48         1996          1995       Executive Vice President - Network Operations
                                                               of GTE Telephone Operations and the Company

James G. Badders           44         1994           --        Vice President-Consumer Customer Contact of GTE
                                                               Telephone Operations

Mary Beth Bardin           42         1994          1995       Vice President - Public Affairs of GTE
                                                               Telephone Operations and the Company

C. F. Bercher              53         1994           --        President - Consumer Markets of GTE Telephone
                                                               Operations
                                       --           1995       Vice President - Consumer Markets of the
                                                               Company

Richard M. Cahill          58         1988          1995       Vice President - General Counsel of GTE
                                                               Telephone Operations and the Company

Terri L. Compton           40         1996           --        Vice President-Business Development of GTE
                                                               Telephone Operations

C. Michael Crawford        50         1996           --        Vice President-Information Technology of GTE
                                                               Telephone Operations

Gerald K. Dinsmore         47         1994          1993       Senior Vice President - Finance and Planning of
                                                               GTE Telephone Operations and the Company

William M. Edwards, III    48          --           1993       Vice President-Controller of the Company

Michael B. Esstman         50         1994           --        Executive Vice President - Customer Segments of
                                                               GTE Telephone Operations

M. Michael Foster (1)      53          --           1996       Vice President-Midwest Region of the Company

Oscar C. Gomez             50         1997           --        Vice President-Diversity Marketing and
                                                               Management of GTE Telephone Operations
Thomas W. Hall (2)         45          --           1996       President of the Company

Gregory D. Jacobson        45          --           1994       Treasurer of the Company

Pamela S. Jacobson         39         1996           --        Vice President-Strategic Planning of GTE
                                                               Telephone Operations

Brad M. Krall              55         1993          1995       Vice President - Centralized Operations of GTE
                                                               Telephone Operations and the Company

Michael J. McDonough       47         1996           --        Senior Vice President-Market Integration of GTE
                                                               Telephone Operations

Paul E. Miner              52         1995           --        Vice President-Program Management Office of GTE
                                                               Telephone Operations

Christopher D. Owens       41         1996          1996       Vice President-Regulatory and Governmental
                                                               Affairs of GTE Telephone Operations and the
                                                               Company

Barry W. Paulson           45         1996          1996       Vice President - Network Operations Planning
                                                               and Support of GTE Telephone Operations and the
                                                               Company

Richard L. Schaulin        54         1989          1995       Vice President - Human Resources of GTE
                                                               Telephone Operations and the Company

Leland W. Schmidt          63         1987           --        Vice President-Industry Affairs of GTE
                                                               Telephone Operations

Charles J. Somes           50          --           1994       Secretary of the Company

Larry J. Sparrow           53         1994           --        President - Carrier Markets of GTE Telephone
                                                               Operations
                                       --           1995       Vice President - Carrier Markets of the Company

Lewis O. Wilks (3)         43         1996           --        President - Business Markets of GTE Telephone
                                                               Operations
                                       --           1996       Vice President - Business Markets of the
                                                               Company

(1) M. Michael Foster was appointed Vice President-Midwest Region of the Company, replacing Barry W. Paulson, who was appointed Vice
     President-Network Operations Planning and Support of GTE Telephone Operations and the Company.

(2)  Thomas W. Hall was appointed President of the Company, replacing Katherine
     J. Harless, who was appointed President of GTE Airfone Incorporated.

(3) Lewis O. Wilks was appointed President-Business Markets of GTE Telephone Operations and Vice President-Business Markets of the Company replacing Michael J. McDonough, who was appointed Senior Vice President-Market Integration of GTE Telephone Operations.

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years, with the exception of Thomas W. Hall. Mr. Hall joined GTE in October 1994 as General Manager-Branch Operations. He was named Vice President-General Manager of GTE Internet Solutions in April 1996 and President of the Company on November 11, 1996. Prior to joining GTE, Mr. Hall served as a branch manager for Corporate National Accounts with MCI from November 1988 to October 1994.

Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year.

Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1996 Principal Executive Officers of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1996. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long-Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1996 annual compensation for each of the named executive officers that was allocated to the Company.

                                                                                             Long-Term Compensation
                                                                                 ------------------------  ----------------------
                                                    Annual Compensation (1)              Awards                 Payouts
                                                -------------------------------  ------------------------  ----------------------
                                                                                 Restricted   Securities
                                                                   Other Annual     Stock     Underlying    LTIP       All Other
  Name and Principal                             Salary    Bonus   Compensation    Awards      Options/    Payouts   Compensation
  Position in Group                       Year   ($) (2)  ($) (3)      ($)         ($) (4)     SARs (#)      ($)        ($) (5)
  ------------------------               -----  --------- -------  ------------  -----------  -----------  -------   ------------
  Thomas W. Hall (6)                      1996    49,050   65,600       --           --           7,000    --             6,230
   President

  Katherine J. Harless (7)                1996    93,119   69,700       --           --          19,900   166,100         8,178
   President                              1995   167,746  113,800       --           --          12,500    75,600         7,548
                                          1994   160,092  110,300       --           --          10,600    18,800         4,887

  Thomas W. White                         1996   463,115  533,700       --         81,511       183,400   770,000        10,613
   President-                             1995   418,884  443,800       --           --          98,800   331,800        10,613
    GTE Telephone Operations              1994   353,508  368,200       --           --          53,700   164,100         7,075

  Michael B. Esstman                      1996   369,958  359,600       --         61,702       124,400   627,400        10,613
   Executive Vice President -             1995   350,731  349,400       --           --          63,500   305,900         7,238
   Customer Segments                      1994   327,546  358,200       --           --          53,700   158,300         4,998
    GTE Telephone Operations

  John C. Appel                           1996   295,977  380,700       --         51,229       124,400   439,200        10,572
   Executive Vice President-              1995   239,600  258,100       --           --          63,500   162,800        10,194
   Network Operations                     1994   193,023  182,400       --           --          24,800    34,700         6,230
    GTE Telephone Operations

  Larry J. Sparrow                        1996   294,812  260,800       --         41,561        81,400   404,100        10,613
   President-                             1995   261,866  255,600       --           --          36,400   211,300        10,613
   Carrier Markets                        1994   260,662  233,800       --           --          30,900   117,200         7,075
    GTE Telephone Operations



(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Ms. Harless and Messrs. Hall, White, Esstman, Appel and Sparrow, for whom total annual amounts are shown above, is $162,819; $114,650; $123,474; $91,814; $87,657 and $69,924, respectively.

(2) The data in the table includes fees of $15,692 and $16,607 received by Mr. White for serving as director of BC TEL during 1996 and 1995. BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation.

(3) The data in this column represents the annual bonus received by each of the named executive officers under the GTE Corporation Executive Incentive Plan (the EIP) in 1996. In connection with GTE's Equity Participation Program (EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the NYSE composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(4) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 3 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date. Messrs. White, Esstman, Appel and Sparrow each hold a total of 8,598; 6,509; 5,406 and 4,385 Restricted Stock Units, respectively, which had a dollar value of $390,134; $295,346; $245,298 and $198,970, respectively, based solely upon the closing price of GTE Common Stock on December 31, 1996.

(5) The column "All Other Compensation" includes, for 1996, contributions by GTE and its related companies to the GTE Savings Plan of $6,230 for Mr. Hall and $6,750 for each of Ms. Harless and Messrs. White, Esstman, Appel and Sparrow and contributions by GTE and its related companies to the GTE Executive Salary Deferral Plan of $1,428 for Ms. Harless, $3,822 for Mr. Appel, and $3,863 for each of Messrs. White, Esstman and Sparrow.

(6) Mr. Hall was elected President of the Company in November 1996, replacing Ms. Harless.

(7) Ms. Harless served as President of the Company until July 1996, at which time she was elected President of GTE Airfone Incorporated.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1996, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission (the SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                 Potential Realizable Value at
                                                                                  Assumed Annual Rate of Stock
                                                                                     Price Appreciation For
                                          Individual Grants                                Option Term
                       --------------------------------------------------------  ------------------------------
                                          Percent of
                         Number of      Total Options/
                         Securities      SARs Granted    Exercise
                         Underlying           to          Or Base
                       Options / SARs    Employees in      Price    Expiration
        Name              Granted        Fiscal Year      ($/SH)       Date        0%        5%         10%
---------------------  --------------   --------------   ---------   ----------  -----    ---------   ---------
Thomas W. Hall              7,000 (1)        .05%          43.75        2/20/06    --      $192,532   $  487,876

Katherine J. Harless       15,200 (1)        .12%          43.75        2/20/06    --       418,070    1,059,388
                            4,700 (1)        .04%          43.00        7/14/06    --       127,056      321,958

Thomas W. White            91,700 (1)        .69%          43.75        2/20/06    --     2,522,173    6,391,179
                           91,700 (2)        .69%          43.06        6/05/06    --     2,482,539    6,290,746

Michael B. Esstman         62,200 (1)        .47%          43.75        2/20/06    --     1,710,787    4,335,129
                           62,200 (2)        .47%          43.06        6/05/06    --     1,683,903    4,267,005

John C. Appel              62,200 (1)        .47%          43.75        2/20/06    --     1,710,787    4,335,129
                           62,200 (2)        .47%          43.06        6/05/06    --     1,683,903    4,267,005

Larry J. Sparrow           40,700 (1)        .31%          43.75        2/20/06    --     1,119,438    2,836,652
                           40,700 (2)        .31%          43.06        6/05/06    --     1,101,847    2,792,076


(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant.

(2) Messrs. White, Esstman, Appel and Sparrow also received a special "performance-based" stock option grant during 1996. The options were granted in tandem with SARs at a price equal to the fair market value on the date of grant. They are intended both to motivate the executives to remain with GTE during a period of unprecedented opportunities and challenges, and to give them an opportunity to accelerate the enhancement of their equity position in GTE, but only if specific and aggressive shareholder returns are met. Unlike the three-year graduated vesting schedule that applies to the other options reflected in the table, each performance-based option grant will vest in three stages according to the following schedule: (i) each option may be exercised with respect to one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $60 or more per share for 20 consecutive days (or, if earlier, on the fifth anniversary of the grant date); (ii) each option may be exercised with respect to an additional one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $70 or more per share for 20 consecutive days (or, if earlier, on the sixth anniversary of the grant date); and (iii) each option may be exercised with respect to the final one- third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $80 or more per share for 20 consecutive days (or, if earlier, on the seventh anniversary of the grant date).

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1996. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1996.


                                                          Number of Securities          Value of Unexercised
                                                         Underlying Unexercised       In-the-Money Options/SARs
                         Shares                          Options/SARs at FY-End             at FY-End ($)
                        Acquired           Value       ----------------------------   ----------------------------
Name                  On Exercise (#)   Realized ($)   Exercisable    Unexercisable   Exercisable   Unexercisable
-------------------  ----------------   -------------  ------------   -------------   ------------  --------------
Thomas W. Hall                  --             --             600          8,200          7,313          27,313
Katherine J. Harless            --             --          26,432         31,768        321,002         187,548
Thomas W. White             43,800        697,575         120,132        267,168      1,474,402       1,377,266
Michael B. Esstman              --             --          95,766        184,634      1,180,292       1,019,121
John C. Appel               25,467        316,222           6,400        175,001         62,400         841,706
Larry J. Sparrow            48,466        601,963          37,567        115,967        469,003         606,460


LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 43.

                                                                             Estimated Future Payouts
                                               Performance             Under Non-Stock Price Based Plans (1)
                              Number of      Or Other Period       ------------------------------------------------
                            Shares, Units    Until Maturation        Threshold (2)     Target (3)
Name                       Or Other Rights      Or Payout            (# of Units)     (# of Units)     Maximum (4)
------------------------  ----------------   ----------------      ---------------    -------------   -------------
Thomas W. Hall                   1,500           3 Years                 435            1,675
Katherine J. Harless             2,400           3 Years                 697            2,679
Thomas W. White                 10,900           3 Years               3,164           12,169
Michael B. Esstman               7,400           3 Years               2,148            8,262
John C. Appel                    7,400           3 Years               2,148            8,262
Larry J. Sparrow                 4,900           3 Years               1,422            5,471

(1) An individual's award may not exceed the applicable individual award limit, which is expressed as a percentage of the LTIP Award Pool (the Award Limit). The Award Limit depends on the individual's base salary at the end of the cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1996. The Target future payout or award is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the price of GTE Common Stock. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus measures (the Measures) adopted for the 1996-1998 Performance Bonus award cycle -- revenue growth; earnings per share (EPS) growth; earnings before interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI); and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of a cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Level, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than
     the applicable Target Level, but above the           Threshold, will be
     less than the Target award for that Measure.

(4) This column has intentionally been left blank because it is not possible to determine the maximum number of Equivalent Units until the award cycle has been completed. Subject to the Award Limit discussed in footnote 1 above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five Measures exceed the Target Levels. If GTE's actual results during the cycle for the five Measures exceed the respective Target Levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

              Performance Increment Above            Added Percentage to
              Revenue Performance Target                Combined Awards
              --------------------------             -------------------
          Each 0.1% improvement in cumulative
                    revenue growth                             +2%

     Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined Target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. White, Esstman and Appel regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board of Directors or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consist of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. White, Esstman and Appel provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation Executive Retired Life Insurance Plan (ERLIP). In addition, each executive covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

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

Retirement Programs

     Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

                                                           Years of Service
Final Average              --------------------------------------------------------------------------------
  Earnings                      15               20               25               30               35
----------------           --------------------------------------------------------------------------------
$        150,000           $     31,388     $     41,850     $     52,313     $     62,775     $     73,238
         200,000                 42,263           56,350           70,438           84,525           98,613
         300,000                 64,013           85,350          106,688          128,025          149,363
         400,000                 85,763          114,350          142,938          171,525          200,113
         500,000                107,513          143,350          179,188          215,025          250,863
         600,000                129,263          172,350          215,438          258,525          301,613
         700,000                151,013          201,350          251,688          302,025          352,363
         800,000                172,763          230,350          287,938          345,525          403,113
         900,000                194,513          259,350          324,188          389,025          453,863
       1,000,000                216,263          288,350          360,438          432,525          504,613
       1,200,000                259,763          346,350          432,938          519,525          606,113
       1,500,000                325,013          433,350          541,688          650,025          758,363
       2,000,000                433,763          578,350          722,938          867,525        1,012,113

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of all GTE employees based on years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1996, the credited years of service under the Service Corporation Plan for Ms. Harless is 24 and for Messrs. Hall, White, Esstman, Appel and Sparrow are 2, 28, 28, 25 and 29, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains a SERP, which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

     Executive Retired Life Insurance Plan

The ERLIP provides Messrs. White, Esstman, Appel and Sparrow a postretirement life insurance benefit of three times final base salary, provides Ms. Harless a postretirement life insurance benefit of two and one-half times final base salary and provides Mr. Hall a postretirement life insurance benefit of two times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.

Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners as of February 28, 1997:

                                     Name and Address of             Shares of
          Title of Class              Beneficial Owner          Beneficial Ownership   Percent of Class
    -----------------------    ---------------------------     ---------------------- ------------------
    Common Stock of GTE        GTE Corporation                 6,500,000                     100%
    Southwest Incorporated     One Stamford Forum              shares of record
                               Stamford, Connecticut 06904

(b)   Security Ownership of Management as of December 31, 1996:

          Title of Class        Name of Director or Nominee (1) (2) (3)
    -----------------------     -----------------------------------------------------
    Common Stock of GTE         John C. Appel                                  45,162
    Corporation                 Richard M. Cahill                              78,150
                                Gerald K. Dinsmore                             37,724
                                Michael B. Esstman                            162,084
                                Thomas W. White                               203,785
                                                                           ----------
                                                                              526,905
                                                                           ==========

                                Executive Officers (1) (2) (3)
                                -----------------------------------------------------
                                Thomas W. Hall                                  3,863
                                Katherine J. Harless                           42,700
                                Thomas W. White                               203,785
                                Michael B. Esstman                            162,084
                                John C. Appel                                  45,162
                                Larry J. Sparrow                               86,892
                                                                           ----------
                                                                              544,486
                                                                           ==========

                                All directors and executive
                                officers as a group (1) (2) (3)             1,442,682
                                                                           ==========

(1)  Includes shares acquired through participation in the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Cahill, Dinsmore, Esstman, White, Hall, Sparrow and Ms. Harless and all directors and executive officers as a group are 41,667; 72,100; 35,999; 155,566; 189,765; 3,533; 73,566; 39,199 and 1,261,616 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1996.


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

     (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1996-1994 (as required):

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

               4* Indenture between GTE Southwest Incorporated and NationsBank of Georgia, National Association, as Trustee, dated as of November 15, 1993 (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50939, filed with the Securities and Exchange Commission on November 5, 1993)

               10* Material Contracts - Agreements Between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 1-7077)

               12 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

               23   Consent of Independent Public Accountants

               27   Financial Data Schedule

(b)            Reports on Form 8-K

               The Company filed no reports on Form 8-K during the fourth quarter of 1996.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Southwest Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1996, 1995 and 1994

(Thousands of Dollars)


--------------------------------------------------------------------------------------------------------------
            Column A           Column B                Column C                   Column D          Column E
--------------------------------------------------------------------------------------------------------------
                                                      Additions
                                            -------------------------------
                                                                                 Deductions
                                Balance at    Charged          Charged             from
                                Beginning   (Credited) to     (Credited) to      Reserves        Balance at
          Description            of Year       Income        Other Accounts      (Note 1)       Close of Year
--------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the years ended:

   December 31, 1996           $  21,182      $  36,010          $  30,124 (2)       $  63,683        $  23,633
                               ================================================================================
   December 31, 1995           $  20,043      $  33,136          $  33,692 (2)       $  65,689        $  21,182
                               ================================================================================
   December 31, 1994           $  19,542      $  34,868          $  14,612 (2)       $  48,979        $  20,043
                               ================================================================================

Accrued restructuring costs for the
   years ended (Note 4):


   December 31, 1996           $  82,872      $                  $(26,877) (3)       $  55,995        $      --
                               ================================================================================
   December 31, 1995           $ 156,734      $                  $                   $  73,862        $  82,872
                               ================================================================================
   December 31, 1994           $ 198,974      $      --          $     --            $  42,240        $ 156,734
                               ================================================================================





NOTES:

(1)  Charges for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.
(4)  See Note 4 to the financial statements included elsewhere herein.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GTE SOUTHWEST INCORPORATED
                                     --------------------------------------
                                                 (Registrant)

Date March 26, 1997               By            Thomas W. Hall
                                     --------------------------------------
                                                Thomas W. Hall
                                                  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Thomas W. Hall               President                                 March 26, 1997
--------------------------   (Principal Executive Officer)
Thomas W. Hall


Gerald K. Dinsmore           Senior Vice President - Finance and       March 26, 1997
--------------------------   Planning and Director
Gerald K. Dinsmore           (Principal Financial Officer)



William M. Edwards, III      Vice President - Controller               March 26, 1997
--------------------------   (Principal Accounting Officer)
William M. Edwards, III


John C. Appel                Director                                  March 26, 1997
--------------------------
John C. Appel


Richard M. Cahill            Director                                  March 26, 1997
--------------------------
Richard M. Cahill


Michael B. Esstman           Director                                  March 26, 1997
--------------------------
Michael B. Esstman


Thomas W. White              Director                                  March 26, 1997
--------------------------
Thomas W. White

                                 EXHIBIT INDEX

 Exhibit
  Number                         Description
----------     -------------------------------------------------------------
   12          Statements re: Calculation of the Ratio of Earnings to Fixed
               Charges

   23          Consent of Independent Public Accountants

   27          Financial Data Schedule