Form 10-Q
period 1997-03-31
GTE SOUTHWEST INC
filed 1997-05-15
CIK 40874

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended       March 31, 1997

                                       or

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

The Company had 6,500,000 shares of $100 stated value common stock outstanding at April 30, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Southwest Incorporated
CONDENSED STATEMENTS OF INCOME

                                            Three Months Ended
                                                March 31,
                                        -------------------------
                                            1997          1996
                                        -----------   -----------
                                          (Thousands of Dollars)
REVENUES AND SALES
  Local services                        $   160,854   $   144,372
  Network access services                   158,421       151,286
  Toll services                              40,624        46,638
  Other services and sales                   57,805        50,138
                                        -----------   -----------

   Total revenues and sales                 417,704       392,434
                                        -----------   -----------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                129,012       142,078
  Selling, general and administrative        50,451        53,729
  Depreciation and amortization              93,054        81,219
                                        -----------   -----------
   Total operating costs and expenses       272,517       277,026
                                        -----------   -----------
OPERATING INCOME                            145,187       115,408
  Interest - net                             14,504        13,609
                                        -----------   -----------
INCOME BEFORE INCOME TAXES                  130,683       101,799
  Income taxes                               44,254        33,479
                                        -----------   -----------
NET INCOME                              $    86,429   $    68,320
                                        ===========   ===========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
         Net income                                    $     86.4     $     68.3

Net income increased 27% or $18.1 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily due to higher revenues and sales and lower operating costs, partially offset by an increase in depreciation expense and income taxes.

REVENUES AND SALES

                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
         Local services                                  $    160.9   $    144.4
         Network access services                              158.4        151.3
         Toll services                                         40.6         46.6
         Other services and sales                              57.8         50.1
                                                         ----------   ----------
          Total revenues and sales                       $    417.7   $    392.4

Total revenues and sales increased 6% or $25.3 for the three months ended March 31, 1997, compared to the same period in 1996.

Local service revenues increased 11% or $16.5 for the three months ended March 31, 1997, compared to the same period in 1996. The number of access lines increased 6% for the three months ended March 31, 1997, which generated $4.9 of additional revenues. The increase also reflects a $2.7 increase in revenues from CentraNet(R) services and a $5.8 increase in revenues from custom calling features, such as SmartCall(R) and CLASS services, driven primarily by caller ID growth and the introduction of pay-per-use services such as automatic call return/busy redial. In addition to these items, the increase reflects a $2.9 growth in revenues associated with the continued expansion of local area calling zones in Texas.

Network access service revenues increased 5% or $7.1 for the three months ended March 31, 1997, compared to the same period in 1996. Minutes of use increased 6.5% for the three months ended March 31, 1997, which generated $5.8 of additional revenues. The increase also reflects $1.4 of higher end user access charge revenues associated with access line growth and a $2.2 increase in special access revenues reflecting growth in dedicated lines. These increases are partially offset by a $2.3 decline in interstate revenues associated with the Federal Communications Commission's (FCC's) 1995 and 1996 price caps.

Toll service revenues decreased 13% or $6 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to a $5 decline in revenues from transitional support payments, received through the end of 1996, resulting from the Company's exit from the Texas state intraLATA (local access transport area) toll pool in 1994. The decrease is also due to lower toll volumes, primarily a result of intraLATA toll competition and the expansion of local area calling zones.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Other services and sales revenues increased 15% or $7.7 for the three months ended March 31, 1997, compared to the same period in 1996. The increase is primarily due to $2.5 of higher equipment sales and a $1 growth in sales of paging and voice messaging services.

OPERATING COSTS AND EXPENSES

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
         Total operating costs and expenses              $    272.5   $    277.0

Total operating costs and expenses decreased 2% or $4.5 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to a $13.7 settlement gain recorded in the first quarter of 1997, which is offset by a $3.3 settlement gain recorded for the same period in 1996, both of which resulted from lump sum payments from the Company's pension plans. The decrease is also the result of a decline of $4 in employee benefit costs. These decreases are partially offset by an $11.8 increase in depreciation expense associated with additions to plant balances.

OTHER EXPENSES

                                                          Three Months Ended
                                                              March 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
         Income taxes                                   $     44.3    $     33.5

Income taxes increased 32% or $10.8 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to a corresponding increase in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $150 of debentures.

The Company's primary source of funds during the first three months of 1997 was cash from operations of $190.8 compared to $138.2 for the same period in 1996. The year-to-year increase in cash from operations reflects a decrease in working capital requirements and improved results from operations.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

The Company's capital expenditures during the first three months of 1997 were $80.6 compared to $87 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase for the remainder of 1997 compared to 1996, reflecting the continued expansion of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

Cash used in financing activities was $92.2 during the first three months of 1997 compared to $42.1 for the same period in 1996. Financing activities included dividend payments of $49.8 in the first three months of 1997 compared to $0.3 for the same period in 1996. Short-term financing, including the net change in affiliate notes, decreased $42.4 for the first three months of 1997, compared to a decrease of $189.5 for the same period in 1996. In January 1996, the Company issued $150 of 6% debentures to refinance $105.8 of commercial paper.

OTHER MATTERS

On May 7, 1997, in accordance with the Telecommunications Act, the FCC announced its decisions concerning price caps, access charge reform and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

The Company is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Texas, Oklahoma and New Mexico. Subsequent decisions are expected to be issued throughout 1997.

On December 12, 1996, the Public Utility Commission of Texas (TPUC) issued its decision in the Company's arbitration with AT&T and MCI to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.99%. The Company must file revised cost studies by June 2, 1997. Interim rates were ordered and negotiated permanent rates must be established by September 15, 1997. The Company filed a lawsuit in the U.S. District Court challenging portions of the TPUC's arbitration determinations. On March 13, 1997, the case was dismissed without prejudice, and the Company refiled its lawsuit on March 27, 1997, after the MCI contract was approved by the TPUC on March 26, 1997.

On January 2, 1997, the New Mexico Corporation Commission (NMCC) issued an order on Western Wireless' petition for arbitration. In this order, the Company was required to set wholesale local switching rates at incremental cost plus a 15% general services allocator. On February 18, 1997, the Company filed a Complaint for Declaratory and Injunctive Relief in the U.S. District Court challenging portions of the NMCC's arbitration order including the wholesale rate calculation.

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE Southwest Incorporated
CONDENSED BALANCE SHEETS

                                                          March 31,    December 31,
                                                            1997            1996
                                                         -----------    -----------
                                                            (Thousands of Dollars)
ASSETS

Current assets:
  Cash and cash equivalents                              $    41,151    $    23,134
  Receivables, less allowances of $25,950 and $23,633        325,899        312,047
  Notes receivable from affiliate                             39,043         79,727
  Inventories and supplies                                    24,612         20,310
  Deferred income tax benefits                                10,665         12,684
  Prepaid taxes and other                                     21,214         11,940
                                                         -----------    -----------

   Total current assets                                      462,584        459,842
                                                         -----------    -----------

Property, plant and equipment, at cost                     5,097,195      5,043,830
  Accumulated depreciation                                (3,164,991)    (3,058,086)
                                                         -----------    -----------

   Total property, plant and equipment, net                1,932,204      1,985,744
                                                         -----------    -----------

Employee benefits and other assets                           141,246        123,270
                                                         -----------    -----------

Total assets                                             $ 2,536,034    $ 2,568,856
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Short-term obligations, including current maturities   $    26,577    $     1,669
  Accounts payable                                           128,343        168,125
  Taxes payable                                               27,126         35,059
  Accrued interest                                            18,102         10,785
  Accrued payroll costs                                       42,454         43,732
  Dividends payable                                           75,172         49,752
  Other                                                      127,016        137,507
                                                         -----------    -----------
   Total current liabilities                                 444,790        446,629
                                                         -----------    -----------

  Long-term debt                                             841,937        866,894
  Deferred income taxes                                      154,459        169,383
  Employee benefit plans                                     198,392        192,362
  Other liabilities                                           46,336         54,687
                                                         -----------    -----------
   Total liabilities                                       1,685,914      1,729,955
                                                         -----------    -----------

Preferred stock, subject to mandatory redemption               6,450          6,450
                                                         -----------    -----------


Shareholders' equity:
  Preferred stock                                              7,600          7,600
  Common stock (6,500,000 shares issued)                     650,000        650,000
  Additional paid-in capital                                  48,751         48,751
  Retained earnings                                          137,319        126,100
                                                         -----------    -----------

   Total shareholders' equity                                843,670        832,451
                                                         -----------    -----------
Total liabilities and shareholders' equity               $ 2,536,034    $ 2,568,856
                                                         ===========    ===========

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                       1997         1996
                                                                     ---------    ---------
                                                                     (Thousands of Dollars)
OPERATIONS

  Net income                                                         $  86,429    $  68,320
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                        93,054       81,375
   Deferred income taxes                                                 1,459         (738)
   Provision for uncollectible accounts                                  7,534        8,323
   Changes in current assets and current liabilities                    23,666      (16,012)
   Other - net                                                         (21,316)      (3,112)
                                                                     ---------    ---------

   Net cash from operations                                            190,826      138,156
                                                                     ---------    ---------

INVESTING
  Capital expenditures                                                 (80,571)     (87,044)
                                                                     ---------    ---------
   Cash used in investing                                              (80,571)     (87,044)
                                                                     ---------    ---------


FINANCING
  Long-term debt issued                                                   --        147,884
  Long-term debt retired                                                   (95)        (250)
  Dividends                                                            (49,790)        (285)
  Net change in affiliate notes                                        (42,353)     (83,659)
  Decrease in short-term obligations, excluding current maturities        --       (105,800)
                                                                     ---------    ---------
   Net cash used in financing                                          (92,238)     (42,110)

Increase in cash and cash equivalents                                   18,017        9,002

Cash and cash equivalents:
  Beginning of period                                                   23,134       17,825
                                                                     ---------    ---------
  End of period                                                      $  41,151    $  26,827
                                                                     =========    =========





See Notes to Condensed Financial Statements.

GTE Southwest Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10- K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

GTE Southwest Incorporated
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

          12  Statement re: Calculation of the Ratio of Earnings to Fixed
              Charges

          27  Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE Southwest Incorporated
                                              ------------------------------
                                                     (Registrant)


Date:            May 15, 1997                   William M. Edwards, III
       ------------------------------         ------------------------------
                                                William M. Edwards, III

                                                Vice President - Controller
                                               (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                  Description
----------------    ---------------------------------------------------------

        12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27          Financial Data Schedule