Form 10-Q
period 1997-06-30
GTE SOUTHWEST INC
filed 1997-08-14
CIK 40874

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                             June 30, 1997
                                                      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                                            YES         X     NO

The Company had 6,500,000 shares of $100 stated value common stock outstanding at July 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Southwest Incorporated
CONDENSED STATEMENTS OF INCOME

                                                     Three Months Ended                  Six Months Ended
                                                           June 30,                          June 30,
                                                 --------------------------          -------------------------
                                                   1997              1996              1997             1996
                                                 --------          --------          --------         --------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                 $154,633          $139,988          $313,364         $282,279
  Network access services                         171,443           155,525           329,864          306,811
  Toll services                                    35,533            46,216            76,157           92,854
  Other services and sales                         49,733            61,603           109,661          113,822
                                                 --------          --------          --------         --------
   Total revenues and sales                       411,342           403,332           829,046          795,766
                                                 --------          --------          --------         --------

OPERATING COSTS AND EXPENSES

  Cost of services and sales                      144,352           138,079           273,364          280,157
  Selling, general and administrative              64,550            76,935           115,001          130,664
  Depreciation and amortization                    91,108            85,986           184,162          167,205
                                                 --------          --------          --------         --------
   Total operating costs and expenses             300,010           301,000           572,527          578,026
                                                 --------          --------          --------         --------

OPERATING INCOME                                  111,332           102,332           256,519          217,740
OTHER (INCOME) EXPENSE
  Interest - net                                   13,119            13,170            27,623           26,779
  Gain on disposition of assets                        --            (4,322)               --           (4,322)
                                                 --------          --------          --------         --------
INCOME BEFORE INCOME TAXES                         98,213            93,484           228,896          195,283
  Income taxes                                     33,412            31,402            77,666           64,881
                                                 --------          --------          --------         --------
NET INCOME                                       $ 64,801          $ 62,082          $151,230         $130,402
                                                 ========          ========          ========         ========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                -----------------------            -----------------------
                                                 1997              1996             1997             1996
                                                -----             -----            ------           ------
         Net income                             $64.8             $62.1            $151.2           $130.4

Net income grew by 4% or $2.7 during the three months ended June 30, 1997 and 16% or $20.8 year-to-date, compared to the same periods in 1996. The increases are largely the result of higher revenues from local and network access services partially offset by lower revenues from toll services and other services and sales. A slight decline in operating expenses also contributed to the increase.

REVENUES AND SALES

                                                   Three Months Ended                   Six Months Ended
                                                         June 30,                           June 30,
                                                 ------------------------            -----------------------
                                                  1997              1966              1997             1996
                                                 ------            ------            ------           ------
         Local services                          $154.6            $140.0            $313.4           $282.3
         Network access services                  171.5             155.5             329.8            306.8
         Toll services                             35.5              46.2              76.1             92.9
         Other services and sales                  49.7              61.6             109.7            113.8
                                                 ------            ------            ------           ------
          Total revenues and sales               $411.3            $403.3            $829.0           $795.8

Total revenues and sales increased 2% or $8 and 4% or $33.2 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 10% or $14.6 and 11% or $31.1 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996, primarily due to access line growth and demand for custom calling features and other enhanced services. The number of access lines increased 7% during both periods, which generated additional revenues of $3.7 and $8.6 for the three and six month periods, respectively. Revenues from SmartCall(R) and CLASS services, driven by demand for custom calling features such as Caller ID and automatic call return/redial, grew by $2.4 for the quarter and $8.1 year-to-date. Revenues from CentraNet(R) and digital services, such as Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS), contributed a combined $4.7 toward the second quarter increase and $8.7 through the first six months of 1997. In addition to these factors, rate changes in local calling plans stimulated increases of $2.9 in the second quarter and $5.8 year-to-date.

Network access service revenues grew 10% or $16 and 7% or $23 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. Minutes of use increased 9% and 7% during the three and six month periods, which resulted in additional access revenues of $8.4 and $13.6, respectively. Special access revenues grew by $3.8 and $6.1 for the three and six month periods, respectively, due to customer demand for increased bandwidth services. Increases during the periods also reflect growth in revenues from meet-point billing arrangements totaling $2.9 and $5. Lower support payments received from the National Exchange Carrier Association (NECA) partially offset these increases by $2.8 in the second quarter and $5.6 year-to-date.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 23% or $10.7 and 18% or $16.8 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The decreases are largely due to revenue reductions of $7.5 and $12.5 resulting from the termination, at the end of 1996, of transitional support payments originating from the Company's exit from the Texas intraLATA (local access transport area) toll pool. The decreases are also driven by lower toll volumes, primarily relating to 10XXX intraLATA toll competition.

Other services and sales revenues decreased 19% or $11.9 in the second quarter of 1997, compared to the same period in 1996, largely as a result of an $11.2 decrease in directory advertising revenue due to the timing of publications. The year-to-date decrease of 4% or $4.1 is primarily due to the second quarter decline in directory advertising revenue partially offset by $2.2 growth in revenues from voice messaging and radio paging services.

OPERATING COSTS AND EXPENSES

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                                 ------------------------            -----------------------
                                                  1997              1996              1997             1996
                                                 ------            ------            ------           ------
       Total operating costs and expenses        $300.0            $301.0            $572.5           $578.0

Total operating costs and expenses remained essentially unchanged in the second quarter of 1997 and decreased 1% or $5.5 year-to-date, compared to the same periods in 1996. The year-to-date decreases are largely the result of a $4 decline in uncollectibles, $4.1 from lower data processing expenses, and $4.5 due to reduced investment payments related to the Infrastructure Fund Assessment for the provision of broadband facilities to schools, libraries and hospitals. The decrease also includes the impact of $16.2 in settlement gains recorded in the first quarter of 1997, partially offset by a $3.3 settlement gain recorded in the same period in 1996, both of which resulted in lump sum payments from the Company's pension plans. The year-to-date decrease is partially offset by $6.2 in higher advertising costs and $17 from an increase in depreciation expense associated with additions to plant balances and prospective rate changes reflecting revised salvage values.

OTHER (INCOME) EXPENSE

                                                Three Months Ended                  Six Months Ended
                                                      June 30,                          June 30,
                                              ----------------------             ----------------------
                                               1997             1996              1997             1996
                                              -----            -----             -----            -----
         Gain on disposition of assets        $  --            $(4.3)            $  --            $(4.3)
         Income taxes                          33.4             31.4              77.7             64.9


In the second quarter of 1996, the Company recorded $4.3 of pre-tax gains on the sales of certain non-strategic properties in the state of Texas.

Income taxes increased 6% or $2 and 20% or $12.8 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996, primarily due to corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $150 of debentures.

The Company's principal source of funds during the first six months of 1997 was cash from operations of $229.8 compared to $202.1 for the same period in 1996. The year-to-year increase in cash from operations primarily reflects improved results from operations partially offset by an increase in working capital requirements.

The Company's capital expenditures during the first six months of 1997 were $209.4 compared to $176.9 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase for the remainder of 1997 compared to 1996, reflecting the continued expansion of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

In the second quarter of 1996, proceeds totaling $11 were generated from the sale of certain non-strategic properties. The Company recorded a pre-tax gain of $4.3 from this sale.

Cash used in financing activities was $19.2 during the first half of 1997 compared to $7.4 for the same period in 1996. Financing activities included dividend payments of $125 in the first six months of 1997 compared to $0.6 for the same period in 1996. In May 1997, the Company redeemed, prior to stated maturity, $29.8 of long-term debt and preferred stock, compared to total retirements of $10 during the same period in 1996. In January 1996, the Company issued $150 of 6% debentures to refinance $105.8 of commercial paper. Short-term financing, including the net change in affiliate notes, increased $136.2 compared to a decrease of $144.7 for the same period in 1996.

OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the Federal Communication Commission's (FCC) rules purporting to implement the local competition provisions of the Telecommunications Act. The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements (UNEs) at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated, a separate subsidiary of GTE and affiliate of the Company, has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5% retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $51.2, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCCs maximum price. This rate change filing resulted in an annual price increase of $24.6, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $25.5.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Texas, Oklahoma and New Mexico. Subsequent decisions are expected to be issued throughout 1997.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Texas, and additional studies are expected to be filed during the second half of 1997 and throughout 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Arkansas, Oklahoma and Texas and decisions are expected to take place throughout the remainder of 1997 and the first quarter of 1998. Separate USF proceedings to address discount rates for intrastate telecommunication services to elementary schools, secondary schools and public libraries have also begun in Texas, and a decision is expected to take place during the third quarter of 1997.

State Regulatory Developments

On March 7, 1996, the Oklahoma Corporation Commission (OCC) approved a comprehensive set of rules designed to implement competition according to the provisions of the Telecommunications Act. These rules outline the certification process for new entrants and substantially mirror the interconnection requirements of the Telecommunications Act. Subsequently, in May 1996, AT&T received approval for certification to provide local telephone service in Oklahoma. On December 12, 1996, the OCC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 16.1%. Interim rates based on the FCC proxy rates will be used for

Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

interconnection and UNE's until permanent discounts are established upon further GTE investigation into cost methodology, which is expected to take place in the third quarter of 1997. The Company has filed a lawsuit in the U.S. District Court challenging portions of the OCC's arbitration determinations.

On August 2, 1996, the Public Utility Commission of Texas (TPUC) approved an interim Expanded Local Calling (ELC) surcharge of 92 cents per line to be assessed on customers in non-ELC exchanges consistent with the Public Utility Regulatory Act (PURA). The Company began billing the interim rate on September 16, 1996. On November 21, 1996, the Company filed a Stipulation and Settlement Agreement. A final order, approved in February 1997, stipulated a surcharge of 73 cents per line which will generate approximately $11.6 annually. The difference in the interim surcharge and the stipulated surcharge was refunded to the ratepayers in April 1997.

On December 12, 1996, the TPUC issued its decision in the Company's arbitration with AT&T and MCI to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.99%. The Company filed revised cost studies on June 10, 1997. Interim rates were ordered and negotiated permanent rates must be established by September 15, 1997. The Company filed a lawsuit in the U.S. District Court challenging portions of the TPUC's arbitration determinations. On March 13, 1997, the case was dismissed without prejudice to refiling because approval of an arbitrated agreement had not been received from the TPUC. The Company refiled its lawsuit against MCI on March 27, 1997 after the MCI contract was approved by the TPUC on March 26, 1997. The AT&T contract was approved on May 21, 1997 and the Company refiled its lawsuit in this arbitration on the same day.

On February 10, 1997, the TPUC ordered implementation of intraLATA 1+ pre-subscription which allows customers to choose their primary carrier for intraLATA toll calls. The Company converted all capable offices to 1+ pre-subscription on August 6, 1997. As a result of this conversion, customers in Texas will be able to choose the ILEC or an alternative local-exchange company (ALEC) to carry all intraLATA toll calls when the customer dials one plus the called number.

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

Other Developments

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE Southwest Incorporated
CONDENSED BALANCE SHEETS

                                                                              June 30,            December 31,
                                                                                1997                  1996
                                                                             -----------          ------------
                                                                                   (Thousands of Dollars)
ASSETS
Current assets:

  Cash and cash equivalents                                                  $    24,288           $    23,134
  Receivables, less allowances of $23,126 and $26,633                            321,409               312,047
  Notes receivable from affiliates                                                    --                79,727
  Inventories and supplies                                                        31,838                20,310
  Deferred income tax benefits                                                     8,642                12,684
  Prepaid taxes and other                                                         31,809                11,940
                                                                             -----------           -----------
   Total current assets                                                          417,986               459,842
                                                                             -----------           -----------
Property, plant and equipment, at cost                                         5,204,921             5,043,830
  Accumulated depreciation                                                    (3,233,504)           (3,058,086)
                                                                             -----------           -----------
   Total property, plant and equipment, net                                    1,971,417             1,985,744
                                                                             -----------           -----------
Employee benefit plans and other assets                                          144,173               123,270
                                                                             -----------           -----------
Total assets                                                                 $ 2,533,576           $ 2,568,856
                                                                             ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                       $     8,487           $     1,669
  Notes payable to affiliates                                                     69,507                    --
  Accounts payable                                                               123,607               168,125
  Taxes payable                                                                   23,186                35,059
  Accrued interest                                                                10,728                10,785
  Accrued payroll costs                                                           35,638                43,732
  Dividends payable                                                               79,433                49,752
  Other                                                                          119,225               137,507
                                                                             -----------           -----------
   Total current liabilities                                                     469,811               446,629
                                                                             -----------           -----------
  Long-term debt                                                                 834,871               866,894
  Deferred income taxes                                                          153,901               169,383
  Employee benefit plans                                                         204,091               192,362
  Other liabilities                                                               40,483                54,687
                                                                             -----------           -----------
   Total liabilities                                                           1,703,157             1,729,955
                                                                             -----------           -----------
Preferred stock, subject to mandatory redemption                                   1,510                 6,450
                                                                             -----------           -----------
Shareholder's equity:
  Preferred stock                                                                  7,600                 7,600
  Common stock (6,500,000 shares issued)                                         650,000               650,000
  Additional paid-in capital                                                      48,751                48,751
  Retained earnings                                                              122,558               126,100
                                                                             -----------           -----------
   Total shareholder's equity                                                    828,909               832,451
                                                                             -----------           -----------
Total liabilities and shareholder's equity                                   $ 2,533,576           $ 2,568,856
                                                                             ===========           ===========

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             ---------------------------------
                                                                                 1997                  1996
                                                                             -----------            ----------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                                  $  151,230            $  130,402
  Adjustments to reconcile net income
    to net cash from operations:
    Depreciation and amortization                                                184,162               167,205
    Deferred income taxes                                                          2,925                 4,575
    Gain on disposition of assets                                                     --                (4,322)
    Provision for uncollectible accounts                                          15,290                19,293
    Changes in current assets and current liabilities                           (125,789)             (103,912)
    Other - net                                                                    1,961               (11,126)
                                                                             -----------            ----------
      Net cash from operations                                                   229,779               202,115
                                                                             -----------            ----------


INVESTING
  Capital expenditures                                                          (209,439)             (176,886)
  Proceeds from disposition of assets                                                 --                10,972
                                                                             -----------            ----------
      Net cash used in investing                                                (209,439)             (165,914)
                                                                             -----------            ----------

FINANCING
  Long-term debt issued                                                               --               147,884
  Long-term debt and preferred stock retired, including premiums paid
    on early retirement                                                          (30,336)               (9,968)
  Dividends                                                                     (125,000)                 (570)
  Net change in affiliate notes                                                  136,150               (38,926)
  Decrease in short-term obligations, excluding current maturities                    --              (105,800)
                                                                             -----------            ----------
      Net cash used in financing                                                 (19,186)               (7,380)
                                                                             -----------            ----------
Increase in cash and cash equivalents                                              1,154                28,821

Cash and cash equivalents:
  Beginning of period                                                             23,134                17,825
                                                                             -----------            ----------

  End of period                                                               $   24,288            $   46,646
                                                                             ===========            ==========





See Notes to Condensed Financial Statements.

GTE Southwest Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

GTE Southwest Incorporated
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

         12   Statement re: Calculation of the Ratio of Earnings to Fixed
              Charges

         27   Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GTE Southwest Incorporated
                                                 -------------------------------
                                                            (Registrant)


Date:           August 14, 1997                      William M. Edwards, III
                ---------------                  -------------------------------
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