Form 10-Q
period 1997-09-30
GTE SOUTHWEST INC
filed 1997-11-14
CIK 40874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended           September 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                                                                 YES X  NO
                                                                    ----  ----

The Company had 6,500,000 shares of $100 stated value common stock outstanding at October 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Southwest Incorporated
CONDENSED STATEMENTS OF INCOME

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                            ----------------------      ---------------------------
                                              1997          1996            1997            1996
                                            --------      --------      ----------      -----------
                                                           (Thousands of Dollars)

REVENUES AND SALES
  Local services                            $167,412      $143,864      $  480,776      $   426,143
  Network access services                    168,389       160,377         498,253          467,188
  Toll services                               37,169        46,722         113,326          139,576
  Other services and sales                    72,605        59,724         182,266          173,546
                                            --------      --------      ----------      -----------
    Total revenues and sales                 445,575       410,687       1,274,621        1,206,453
                                            --------      --------      ----------      -----------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                 149,768       154,925         423,132          435,082
  Selling, general and administrative         66,669        67,958         181,670          198,622
  Depreciation and amortization               93,010        87,035         277,172          254,240
                                            --------      --------      ----------      -----------
    Total operating costs and expenses       309,447       309,918         881,974          887,944
                                            --------      --------      ----------      -----------
OPERATING INCOME                             136,128       100,769         392,647          318,509
OTHER (INCOME) EXPENSE
  Interest - net                              15,711        13,465          43,334           40,244
  Gain on disposition of assets                   --            --              --           (4,322)
                                            --------      --------      ----------      -----------
INCOME BEFORE INCOME TAXES                   120,417        87,304         349,313          282,587
  Income taxes                                41,051        28,217         118,717           93,098
                                            --------      --------      ----------      -----------
NET INCOME                                  $ 79,366      $ 59,087      $  230,596      $   189,489
                                            ========      ========      ==========      ===========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                     Three Months Ended              Nine Months Ended
                                        September 30,                  September 30,
                                 ------------------------     --------------------------
                                    1997          1996           1997           1996
                                 ----------    ----------     ----------     -----------

Net income                       $     79.4    $     59.1     $    230.6     $     189.5


Net income grew 34% or $20.3 in the third quarter of 1997 and 22% or $41.1 for the nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These increases are largely the result of strong growth in revenues from local and network access services combined with a slight decrease in operating costs and expenses.

REVENUES AND SALES

                                     Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,
                                 ------------------------     --------------------------
                                    1997          1996           1997            1996
                                 ----------    ----------     ----------     -----------

Local services                   $    167.4    $    143.9     $    480.8     $     426.2
Network access services               168.4         160.4          498.2           467.2
Toll services                          37.2          46.7          113.3           139.6
Other services and sales               72.6          59.7          182.3           173.5
                                 ----------    ----------     ----------     -----------
  Total revenues and sales       $    445.6    $    410.7     $  1,274.6     $   1,206.5

Total revenues and sales increased 9% or $34.9 and 6% or $68.1 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 16% or $23.5 and 13% or $54.6 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These increases were driven primarily by continued access line growth and demand for custom calling features and other enhanced services. Access lines increased 7% in both periods, which generated additional revenues of $4.1 in the third quarter and $12.7 year-to-date. Growth in SmartCall(R) and CLASS services, driven primarily by the popularity of Caller ID and pay-per-use services such as auto call return/redial, contributed $5.6 and $13.7 to the third quarter and year-to-date increases, respectively. Combined revenues from CentraNet(R) services, Integrated Services Digital Network (ISDN), and Digital Channel Services (DCS) grew by $5.2 in the third quarter and $13.8 through the first nine months of 1997. The Expanded Local Calling (ELC) surcharge in Texas, which is discussed in Other Matters, produced increases of $2.4 and $8.2 for the three and nine month periods, respectively.

Network access service revenues increased 5% or $8 and 7% or $31 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This growth is largely due to increased demand for access services by interexchange carriers and growing demand for increased bandwidth services. Minutes of use increased 10% in the third quarter and 9% year-to-date, which resulted in higher revenues of $9.2 and $22.4, respectively. Special access revenues grew $4.5 and $10.5 for the three and nine month periods, respectively, due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity users. These increases are partially offset by a $7.5 decline in revenues associated with interstate rate changes related to the Federal Communications Commission's (FCC) 1996 and 1997 price caps. The year-to-date increase also includes a $6.9 increase in revenues from meet-point billing arrangements, offset by an $8.5 decline in payments

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

received from the National Exchange Carrier Association (NECA).

Toll service revenues declined 20% or $9.5 and 19% or $26.3 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The decreases are largely driven by revenue reductions of $7.5 and $20 in the third quarter and year-to-date, respectively, resulting from the termination, at the end of 1996, of transitional support payments originating from the Company's exit from the Texas intraLATA (local access transport area) toll pool. The results also reflect lower toll revenues resulting from intraLATA toll competition, including 10XXX and 1+ presubscription, and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates.

Other services and sales increased 22% or $12.9 and 5% or $8.8 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The third quarter variance reflects an $11.9 increase in directory advertising revenues resulting from the timing of publications. Factors contributing to the year-to-date increase include $3.5 of higher revenues from voice messaging, paging, and TeleGo(R) services and a $2.4 increase in billing and collection services.

OPERATING COSTS AND EXPENSES

                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                      --------------------------------     --------------------------------
                                          1997               1996              1997               1996
                                      -------------      -------------     -------------     --------------

Total operating costs and expenses   $       309.4      $       309.9     $       882.0     $        887.9

Total operating costs and expenses remained essentially unchanged in the third quarter of 1997 and decreased 1% or $5.9 year-to-date, compared to the same periods in 1996.

The third quarter results reflect decreases in expenses associated with a $15.8 reserve recorded in the third quarter of 1996 for right-of-way settlement costs in Texas, lower operating taxes of $7.5, and administrative productivity gains of $3.5. These decreases were partially offset by $7.2 in higher labor and benefits costs required to support access line growth and customer demand for products and services and increased right-to-use fees of $6.9. Increased selling and marketing efforts, aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, resulted in higher selling expenses of $4.2. The three month results also reflect an increase in depreciation expense of $6 associated with additions to plant.

The slight decline in total operating costs and expenses for the nine month period ended September 30, 1997 reflect the $15.8 reserve for right-of-way settlement costs in Texas, mentioned above, lower operating taxes of $15.1, and administrative productivity gains of $12.8. The results also reflect pension settlement gains of $16.8 recorded during the first nine months of 1997 resulting from lump-sum payments from the Company's benefit plans, partially offset by pension settlement gains of $3.3 recorded in first quarter of 1996, and higher uncollectibles expense of $4.3. These decreases were partially offset by $11.1 in higher labor and benefits costs required to support access line growth and customer demand for products and services and increased right-to-use fees of $8.5. Increased selling and marketing efforts, aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, resulted in higher selling expenses of $14.8. In addition, year-to-date depreciation expense increased $22.9 as a result of additions to plant and the impact of prospective rate changes reflecting revised salvage values.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (INCOME) EXPENSE

                                           Three Months Ended                   Nine Months Ended
                                              September 30,                        September 30,
                                     --------------------------------     --------------------------------
                                         1997               1996              1997               1996
                                     -------------      -------------     -------------     --------------

Interest - net                       $        15.7      $        13.5     $        43.3     $         40.2
Gain on disposition of assets                   --                 --                --              (4.3)
Income taxes                                  41.1               28.2             118.7               93.1

Interest - net increased 16% or $2.2 and 8% or $3.1 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, primarily due to higher average short-term debt levels.

In the second quarter of 1996, the Company recorded $4.3 of pre-tax gains on the sale of sixteen telephone exchanges in Texas (representing 6,196 access lines).

Income taxes increased 46% or $12.9 and 27% or $25.6 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, primarily due to corresponding increases in pre-tax income.

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

The Company's primary source of funds during the first nine months of 1997 was cash from operations of $360.6 compared to $360.9 for the same period in 1996. Cash from operations remained essentially unchanged from the same period a year ago as improved results from operations were offset by increased working capital requirements.

The Company's capital expenditures during the first nine months of 1997 were $361.1 compared to $265.1 for the same period in 1996. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company anticipates capital expenditures to increase for the remainder of 1997 compared to 1996, reflecting the continued expansion of existing networks, upgrades associated with the support of expanded services, and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

For the nine months ended September 30, 1996, proceeds totaling $12.3 were received from the sale of sixteen telephone exchanges in Texas (representing 6,196 access lines) and certain other fixed assets. The Company recorded a pre-tax gain of $4.3 from this sale.

Cash used in financing activities was $6.6 during the first nine months of 1997 compared to $107.9 for the same period in 1996. Dividend payments totaled $204.4 in the first nine months of 1997 compared to $29.5 in 1996. Short-term financings, including the net change in affiliate notes, increased $236.3 compared to a decrease of $214.7 in 1996. In January 1996, the Company issued $150 of 6% debentures to refinance $105.8 of commercial paper.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies have placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc. (WorldCom).

OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the FCC's rules purporting to implement the local competition provisions of the Telecommunications Act of 1996 (the Telecommunications Act). The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements (UNEs) and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and UNEs at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

In addition, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Telecommunications Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998 to file a petition for certiorari.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the U.S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5%. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $51.2, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum allowable price. This rate change filing resulted in an annual price increase of $24.6, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $25.5.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On June 4, 1996, the FCC issued the first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address those issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation. The FCC also tentatively concluded that this per-call rate should also be used to calculate phase one compensation obligations. It is likely, however, that the entire phase one compensation directive will be revisited in a subsequent order.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Texas, Oklahoma and New Mexico. Subsequent decisions are expected to be issued throughout the remainder of 1997 and 1998.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in New Mexico, Oklahoma, and Texas. In certain instances, these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from the state commissions. In such cases, the Company is refiling complaints after final approval has occurred.

Additionally, the Company has made appropriate filings with the states and Federal District Courts requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration rulings or complaint actions.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Texas, and additional studies are expected to be filed during the remainder of 1997 and throughout 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Arkansas, Oklahoma and Texas and decisions are expected to take place throughout the remainder of 1997 and the first quarter of 1998. Separate USF proceedings to address discount rates for intrastate telecommunication services to elementary schools, secondary schools and public libraries have also begun in Texas and Arkansas, and decisions are expected in these proceedings by the end of the first quarter of 1998.

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

State Regulatory Developments

Oklahoma

On March 7, 1996, the Oklahoma Corporation Commission (OCC) approved a comprehensive set of rules designed to implement competition according to the provisions of the Telecommunications Act. These rules outline the certification process for new entrants and substantially mirror the interconnection requirements of the Telecommunications Act. Subsequently, in May 1996, AT&T received approval for certification to provide local telephone service in Oklahoma. On December 12, 1996, the OCC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 16.1%. Interim rates based on the FCC proxy rates will be used for interconnection and UNE's until permanent discounts are established upon further investigation into cost methodology, which is expected to take place in the first quarter of 1998. The Company has filed a lawsuit in the U.S. District Court challenging portions of the OCC's arbitration determinations.

Texas

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

On December 12, 1996, the TPUC issued its decision in the Company's arbitration with AT&T and MCI to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.99%. The Company filed revised cost studies on June 10, 1997. Interim rates were ordered and negotiated permanent rates are expected to be established during the second quarter of 1998. The Company filed a lawsuit in the U.S. District Court challenging portions of the TPUC's arbitration determinations. On March 13, 1997, the case was dismissed without prejudice to refiling because approval of an arbitrated agreement had not been received from the TPUC. The Company refiled its lawsuit in the MCI arbitration determinations on March 27, 1997 after the MCI contract was approved by the TPUC on March 26, 1997. The AT&T contract was approved on May 21, 1997 and the Company refiled its lawsuit in this arbitration on the same day.

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

New Mexico

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

GTE Southwest Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Developments

The Company has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. These costs are currently estimated to be $25.4 over the next three years.

On October 15, 1997, the Company's parent, GTE, announced its proposal to acquire MCI in a transaction valued at approximately $28 billion in cash or 40 dollars per share. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom. GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory approval process, as well as other pertinent information.

In May 1997, GTE announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation (BBN), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. As of September 30, 1997, GTE had completed the acquisition of BBN.

GTE Southwest Incorporated
CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)

ASSETS
Current assets:
  Cash and cash equivalents                                               $           16,031     $           23,134
  Receivables, less allowances of $23,144 and $23,633                                417,956                312,047
  Notes receivable from affiliates                                                        --                 79,727
  Inventories and supplies                                                            32,992                 20,310
  Deferred income tax benefits                                                         2,339                 12,684
  Prepaid taxes and other                                                             10,551                 11,940
                                                                          ------------------     ------------------
    Total current assets                                                             479,869                459,842
                                                                          ------------------     ------------------
Property, plant and equipment, at cost                                             5,320,702              5,043,830
  Accumulated depreciation                                                       (3,289,436)            (3,058,086)
                                                                          ------------------     ------------------
    Total property, plant and equipment, net                                       2,031,266              1,985,744
                                                                          ------------------     ------------------
Employee benefit plans                                                               137,956                105,276
Other assets                                                                          16,802                 17,994
                                                                          ------------------     ------------------
Total assets                                                              $        2,665,893     $        2,568,856
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                    $              308     $            1,669
  Notes payable to affiliates                                                        169,672                     --
  Accounts payable                                                                   149,029                168,125
  Taxes payable                                                                       37,832                 35,059
  Accrued interest                                                                    19,048                 10,785
  Accrued payroll costs                                                               39,235                 43,732
  Dividends payable                                                                   67,809                 49,752
  Other                                                                              123,646                137,507
                                                                          ------------------     ------------------
    Total current liabilities                                                        606,579                446,629
                                                                          ------------------     ------------------

  Long-term debt                                                                     834,913                866,894
  Deferred income taxes                                                              139,016                169,383
  Employee benefit plans                                                             209,377                192,362
  Other liabilities                                                                   34,037                 54,687
                                                                          ------------------     ------------------
    Total liabilities                                                              1,823,922              1,729,955
                                                                          ------------------     ------------------
Preferred stock, subject to mandatory redemption                                       1,510                  6,450
                                                                          ------------------     ------------------
Shareholders' equity:
  Preferred stock                                                                      7,600                  7,600
  Common stock (6,500,000 shares issued)                                             650,000                650,000
  Additional paid-in capital                                                          48,751                 48,751
  Retained earnings                                                                  134,110                126,100
                                                                          ------------------     ------------------
    Total shareholders' equity                                                       840,461                832,451
                                                                          ------------------     ------------------
Total liabilities and shareholders' equity                                $        2,665,893     $        2,568,856
                                                                          ==================     ==================

See Notes to Condensed Financial Statements.

GTE Southwest Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                          -----------------------------------------
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)

OPERATIONS
  Net income                                                              $          230,596     $          189,489
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                    277,172                254,240
    Deferred income taxes                                                             (5,657)                11,144
    Gain on disposition of assets                                                         --                 (4,322)
    Provision for uncollectible accounts                                              23,101                 27,428
    Change in current assets and current liabilities                                (153,637)              (116,457)
    Other - net                                                                      (10,930)                  (635)
                                                                          ------------------     ------------------
    Net cash from operations                                                         360,645                360,887
                                                                          ------------------     ------------------

INVESTING
  Capital expenditures                                                              (361,106)              (265,079)
  Proceeds from disposition of assets                                                     --                 12,344
                                                                          ------------------     ------------------
    Net cash used in investing                                                      (361,106)              (252,735)
                                                                          ------------------     ------------------

FINANCING
  Long-term debt issued                                                                   --                147,884
  Long-term debt and preferred stock retired, including premiums paid
    on early retirement                                                              (38,518)               (11,596)
  Dividends                                                                         (204,439)               (29,508)
  Net change in affiliate notes                                                      236,315               (108,895)
  Decrease in short-term obligations, excluding current maturities                        --               (105,800)
                                                                          ------------------     ------------------
    Net cash used in financing                                                        (6,642)              (107,915)
                                                                          ------------------     ------------------
Increase (decrease) in cash and cash equivalents                                      (7,103)                   237

Cash and cash equivalents:
  Beginning of period                                                                 23,134                 17,825
                                                                          ------------------     ------------------
  End of period                                                           $           16,031     $           18,062
                                                                          ==================     ==================

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

(2) In the second quarter of 1996, the Company sold sixteen telephone exchanges in the state of Texas (representing 6,196 access lines) to various parties for $11 million in cash. A pre-tax gain of $4.3 million was recorded on the sale.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K.

        (12) Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        (27) Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the third quarter of 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GTE Southwest Incorporated
                                ---------------------------------------
                                             (Registrant)

Date: November 14, 1997                 William M. Edwards, III
     --------------------       ---------------------------------------
                                        William M. Edwards, III
                                       Vice President - Controller
                                      (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
      Number                                Description
------------------         ----------------------------------------------------

        12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule