Form 10-K405
period 1997-12-31
GTE SOUTHWEST INC
filed 1998-03-27
CIK 40874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended       December 31, 1997
                                       or
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

Securities registered pursuant to Section 12(g) of the Act:

4.60% SERIES CUMULATIVE PREFERRED STOCK                                         $20 PAR VALUE
5.10% SERIES CUMULATIVE PREFERRED STOCK                                         $20 PAR VALUE
                    (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---  ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ---

THE COMPANY HAD 6,500,000 SHARES OF $100 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item                                                                                     Page
Part I

       1.     Business                                                                     1

       2.     Properties                                                                   4

       3.     Legal Proceedings                                                            5

       4.     Submission of Matters to a Vote of Security Holders                          5

Part II

       5.     Market for the Registrant's Common Equity and Related                        6
              Shareholder Matters

       6.     Selected Financial Data                                                      7

       7.     Management's Discussion and Analysis of Financial                            8
              Condition and Results of Operations

       8.     Financial Statements and Supplementary Data                                 16

       9.     Changes in and Disagreements with Accountants on                            38
              Accounting and Financial Disclosure

Part III

      10.     Directors and Executive Officers of the Registrant                          39

      11.     Executive Compensation                                                      41

      12.     Security Ownership of Certain Beneficial Owners and Management              49

      13.     Certain Relationships and Related Transactions                              50

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             51

PART I

Item 1.  Business

GTE Southwest Incorporated (the Company) was incorporated in Delaware in 1926. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Arkansas, New Mexico, Oklahoma and Texas.

In December 1992, GTE announced a plan to pursue the sale or trade of a small percentage of local-exchange telephone properties (representing less than 5% of its U.S. access lines) in markets that may be of greater long-term strategic value to other telephone service providers. As part of this program, during 1994-1996, the Company sold various local-exchange telephone properties in the states of Texas, Arizona, and Oklahoma, as discussed below.

On May 31, 1996 and September 30, 1995, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 16,713 access lines) in the state of Texas to various parties. On November 30, 1994, the Company sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 8,898 access lines) in the state of Oklahoma to Pioneer Telephone Cooperative, Inc. The Company also sold a portion of its telephone plant-in-service, inventories and supplies and customers (representing 26,519 access lines) in the state of Arizona to Citizens Utilities Company.

In addition, on May 4, 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc., a Texas corporation, to ProNet, Inc.

On February 28, 1995, the Company entered into an Agreement of Merger with Contel of Texas, Inc., a Texas corporation and Contel of the West, Inc., an Arizona corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Contel Subsidiaries provided communications services in the states of Texas and New Mexico. The Merger became effective on December 31, 1995, and has been accounted for in a manner similar to a "pooling of interests."

Additional information related to the above transactions can be found in Note 3 and Note 4 to the Company's financial statements included in Item 8.

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

The number of access lines in the states in which the Company operates as of December 31, 1997, was as follows:

                                 Access
 State                        Lines Served
 -----                        ------------
Arkansas                         87,154
New Mexico                       93,898
Oklahoma                        123,601
Texas                         2,269,996
                              ---------
   Total                      2,574,649
                              =========

At December 31, 1997, the Company had 6,948 employees.

The Company has three written agreements with the Communications Workers of America (CWA). One agreement expires in 1998.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. The Company continues to face additional competition from numerous sources, such as competitive local-exchange carriers, wireless carriers, cable television service providers and long distance companies.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. The Company believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, the Company and its parent, GTE, have exercised their right to challenge actions they believe act to increase competition at the expense of the shareholders of incumbent firms.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in many instances and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in New Mexico, Oklahoma and Texas. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Texas, Oklahoma and New Mexico.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The access charge reform order, also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all of the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in Texas have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Arkansas, New Mexico and Oklahoma continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $25.5 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $3.1 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and for single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long distance carriers were offset by new per line charges and the charges paid by end-users.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's financial statements included in Item 8.

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

INITIATIVES

In 1997, the Company's parent, GTE, continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation (BBN), a leading supplier of end-to-end Internet solutions. BBN brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Arkansas, New Mexico, Oklahoma and Texas are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1993 to December 31, 1997, the Company made capital expenditures of $1.9 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 35% of gross plant of $5.4 billion at December 31, 1997.

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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o         Account information
o         Dividends
o         Market prices
o         Transfer instructions
o         Statements and reports
o         Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-718-575-2990.

Or write to:
          BankBoston, N.A.
          c/o Boston EquiServe, L.P.
          P.O. Box 8031
          Boston, MA 02206-8031

For overnight delivery services, use the following address:
          BankBoston, N.A.
          c/o Boston EquiServe, L.P.
          Blue Hills Office Park
          150 Royall Street
          Mail Stop 4502-60
          Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1997 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the following universal resource:
          http://www.gte.com

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6. Selected Financial Data (See Note 3 to the Company's financial statements included in Item 8)

GTE Southwest Incorporated

                                                                           Years Ended December 31,
                                           -------------------------------------------------------------------------------------
Selected Income Statement Items (a)            1997             1996              1995                 1994              1993(b)
-------------------------------------      -----------      -----------       -----------          -----------       -----------
                                                                          (Thousands of Dollars)
Revenues and sales                         $ 1,676,599      $ 1,622,939       $ 1,515,379          $ 1,482,495       $ 1,457,263
Operating costs and expenses                 1,186,116        1,215,174         1,186,518            1,203,019         1,348,211
                                           -----------      -----------       -----------          -----------       -----------
Operating income                               490,483          407,765           328,861              279,476           109,052
Interest - net                                  60,067           54,297            61,218               63,568            82,722
Gain on disposition of assets                       --           (4,322)          (21,583)             (63,688)          (17,536)
Other - net                                         --          (28,179)           (5,500)                  --             1,224
Income taxes (benefit)                         142,262          130,173            99,437               95,068           (12,731)
                                           -----------      -----------       -----------          -----------       -----------
Income before extraordinary charges            288,154          255,796           195,289              184,528            55,373
Extraordinary charges                               --               --          (549,438)(c)               --           (31,250)
                                           -----------      -----------       -----------          -----------       -----------
Net income (loss)                          $   288,154      $   255,796       $  (354,149)         $   184,528       $    24,123
                                           ===========      ===========       ===========          ===========       ===========

Dividends declared on common stock         $   267,382      $   136,021       $    80,900          $   243,033       $   149,348
Dividends declared on preferred stock              577            1,043             1,118                1,258             1,409

--------------------------------------------------------------------------------

                                                                         As of December 31,
                                            --------------------------------------------------------------------------
Selected Balance Sheet Items                   1997            1996            1995            1994            1993
----------------------------                ----------      ----------      ----------      ----------      ----------
                                                                      (Thousands of Dollars)
Property, plant and equipment, net (c)      $2,101,061      $1,985,744      $1,966,506      $2,832,912      $2,843,398
Total assets                                 2,732,215       2,568,856       2,446,560       3,243,367       3,286,638
Long-term debt and preferred stock,
  subject to mandatory redemption              986,465         873,344         835,472         755,530         798,255
Shareholders' equity                           852,555         832,451         713,719       1,149,886       1,232,177

--------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Southwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in Arkansas, New Mexico, Oklahoma and Texas. The Company also markets telecommunications systems and equipment. At December 31, 1997, the Company served 2,574,649 access lines in its service territories, with 88% of these lines in Texas.

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

RESULTS OF OPERATIONS

                                   Years Ended December 31,
                            ---------------------------------
                              1997         1996         1995
                            -------      -------      -------
Net income (loss)           $ 288.2      $ 255.8      $(354.1)

Net income increased 13% or $32.3 in 1997. Net income for 1996 includes the one-time $18.7 reversal (net of tax) of expired representation and warranty reserves related to certain property sales in 1994. Excluding this item, net income increased 23% or $54 in 1997, largely as a result of strong revenue growth from local and network access services combined with a slight decrease in operating costs and expenses, partially offset by lower revenues from toll services.

The net loss for 1995 includes one-time extraordinary charges (net of tax) of $549.4 related to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and the early retirement of debt in the fourth quarter of 1995. In addition, $2.9 and $14.3 of one-time gains (net of tax) were recorded on the sales of non-strategic properties in the state of Texas during 1996 and 1995, respectively. Excluding these items, and the reversal of expired representation and warranty reserves mentioned previously, net income increased 29% or $53.2 in 1996, primarily from higher revenues and sales resulting from continued customer growth, partially offset by increases in operating costs and expenses.

REVENUES AND SALES

                                     Years Ended December 31,
                              ------------------------------------
                                1997          1996          1995
                              --------      --------      --------
Local services                $  649.2      $  581.2      $  522.9
Network access services          660.4         627.3         579.0
Toll services                    138.1         182.8         214.3
Other services and sales         228.9         231.6         199.2
                              --------      --------      --------
Total revenues and sales      $1,676.6      $1,622.9      $1,515.4


Total revenues and sales increased 3% or $53.7 and 7% or $107.5 during 1997 and 1996, respectively.

Local Services

Local service revenues are comprised mainly of fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 12% or $68 in 1997 and 11% or $58.3 in 1996. Access line growth of 7% in 1997 generated additional revenues of $12.2 from basic local services, $10.3 from CentraNet(R) services and $7 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Growth in demand for SmartCall(R) and CLASS services, driven primarily by the popularity of Caller ID and pay-per-use services such as automatic call return/redial, increased revenues by $17.4. In addition, the Expanded Local Calling (ELC) surcharge in Texas, discussed in Note 12 to the financial statements included in Item 8, increased revenues by $15 in 1997.

In 1996, access lines grew 6%, which generated higher revenues of $23.1 from basic local services, $5.9 from CentraNet(R) services and $5.5 from ISDN and DCS. Higher revenues from SmartCall(R) and CLASS services contributed $10.9 to the increase, and the ELC surcharge in Texas, mentioned above, increased revenues by $4.2. The 1996 increase also reflects $19.2 from the favorable impact of discontinuing the monthly provision related to the Company's 1989 Texas rate case (as discussed in Note 12 of the Company's financial statements included in Item 8). These increases were slightly offset by a $4 reduction in local rates in Oklahoma, effective in March 1996, and a $6.8 reduction in local rates in Arkansas, effective in July 1995.

Network Access Services

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, residential and business customers pay end-user access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers (LECs) also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 5% or $33.1 in 1997 and 8% or $48.3 in 1996. Increased demand for access services by interexchange carriers resulted in a 9% increase in minutes of use in both 1997 and 1996, which generated additional revenues of $30.9 and $27.4, respectively. Special access revenues grew $16 in 1997 and $13.3 in 1996 due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high capacity users. Revenues from end-user access charges increased $5.8 and $6.8 in 1997 and 1996, respectively, primarily due to line growth. In addition, revenues from meet-point-billing arrangements increased $7.5 in 1997. The 1996 increase also includes $5.1 from the favorable impact of discontinuing the monthly provisions related to the Company's 1989 Texas rate case (as discussed in Note 12 of the Company's financial statements included in Item 8) and $2 from an increase in the volume of cellular service providers accessing the Company's network. These increases are partially offset by decreases in National Exchange Carrier Association (NECA) support payments totaling $10.1 in 1997 and $8.5 in 1996. The 1997 increase was also partially offset by a $17.1 revenue reduction associated with interstate rate changes and sharing provisions related to the Federal Communications Commission's (FCC's) 1996 and 1997 price cap filings.

Toll Services

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 24% or $44.7 and 15% or $31.5 in 1997 and 1996, respectively. These decreases reflect the end of transitional support payments totaling $20.3 and $14.1 in 1997 and 1996, respectively, resulting from the Company's exit from the Texas state intraLATA toll pool in 1994. In addition, the 1997 and 1996 decreases are also driven by lower toll revenues resulting from intraLATA toll competition, including 10XXX and 1+ presubscription, and the impact of optional calling plans, which effectively lowered intrastate long distance rates. The Company completed the conversion of all capable offices to 1+ presubscription by August 1997.

Other Services and Sales

Other services and sales revenues decreased 1% or $2.7 in 1997 and increased 16% or $32.4 in 1996. The 1997 decrease reflects lower equipment sales of $6.4, partially offset by a $3.2 favorable impact from the FCC's order on payphone interim compensation (as discussed in Note 12 of the Company's financial statements included in Item 8). The 1996 increase was primarily the result of a $16.7 increase in Tele-Go(R) personal phone service revenue and higher equipment sales totaling $8.9. Revenue growth from DataBase 800 services also contributed $6.2 to the 1996 increase.

OPERATING COSTS AND EXPENSES

                                                Years Ended December 31,
                                         ------------------------------------
                                           1997          1996          1995
                                         --------      --------      --------
Cost of services and sales               $  591.0      $  603.6      $  590.2
Selling, general and administrative         241.5         269.8         257.5
Depreciation and amortization               353.6         341.8         338.8
                                         --------      --------      --------

Total operating costs and expenses       $1,186.1      $1,215.2      $1,186.5

Total operating costs and expenses decreased 2% or $29.1 in 1997 and increased 2% or $28.7 in 1996.

The 1997 decrease was the result of several factors including a $7.6 reduction in access charges incurred to terminate customers' intraLATA toll calls outside the Company's service territory, lower operating taxes of $11.8 and a decline in uncollectibles expense of $4.6. Pension settlement gains of $16.9, recorded in 1997 as a result of lump-sum payments from the Company's benefit plans, were partially offset by $5.4 of gains recorded in 1996, which resulted in a net decrease of $11.5. The 1997 results also reflect the favorable impact of a $15.8 reserve recorded in 1996 for right-of-way settlement costs in the state of Texas and a $2.1 reserve recorded in 1996 for inside wire maintenance settlements (as discussed in Note 12 of the Company's financial statements included in Item 8). The 1997 decrease also reflects the Company's 1996 investment of $9.2 in the Investment Fund Assessment, described below. These decreases were offset by $15.4 in higher labor and benefits costs and $16.8 from increased selling and marketing efforts aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment. Depreciation increases in 1997 from higher plant balances were partially offset by a reduction in depreciation rates to reflect higher net salvage values related to certain of the Company's telephone plant and equipment, which resulted in a net increase of $11.9.

The 1996 increase reflects a $15.8 reserve for right-of-way settlement costs in the state of Texas and a $9.2 investment in the Infrastructure Fund Assessment for the provision of broadband facilities to schools, libraries and hospitals. The 1996 increase also includes a $6.3 increase in charges associated with Tele-Go(R) sales, a $3 increase in depreciation expense, associated with higher gross plant balances, a $2.1 reserve for inside wire maintenance settlements, discussed in the Other Matters section, and a $1.8 increase in end-user uncollectibles. The 1996 increase is partially offset by $5.9 of lower costs associated with the collection of interexchange carrier receivables and a $5.4 pension settlement gain from the Company's pension plans.

OTHER (INCOME) EXPENSE

                                        Years Ended December 31,
                                   ----------------------------------
                                    1997         1996          1995
                                   -------      -------       -------
Interest - net                     $  60.1      $  54.3       $  61.2
Gain on disposition of assets           --         (4.3)        (21.6)
Other - net                             --        (28.2)         (5.5)
Income taxes                         142.3        130.2          99.4

Interest - net increased 11% or $5.8 in 1997 compared to a decrease of 11% or $6.9 in 1996. The 1997 increase is primarily attributable to higher average short-term debt levels. The 1996 decrease reflects lower interest rates associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995 and an increase in interest income from affiliate notes receivable.

In the second quarter of 1996, the Company recorded a $4.3 pre-tax gain on the sale of sixteen telephone exchanges in the state of Texas (representing 6,196 access lines). In addition, on September 30, 1995, the Company recorded a $16.3 pre-tax gain on the sale of certain non-strategic properties in the state of Texas (representing 10,517 access lines).

Other - net income of $28.2 in 1996 and $5.5 in 1995 represents the reversal of expired representation and warranty reserves related to certain 1994 property dispositions.

Income taxes increased 9% or $12.1 and 31% or $30.8 in 1997 and 1996, respectively. These increases are primarily driven by corresponding increases in pre-tax income. The 1997 increase is partially offset by adjustments to prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated line of credit. In December 1997, the Company began participating with GTE and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt.

The Company's primary source of funds during 1997 was cash from operations of $562.5 compared to $509.8 in 1996. The year-to-year increase is primarily attributable to improved results from operations, partially offset by an increase in working capital requirements.

Net cash used in investing activities was $510 and $342.3 during 1997 and 1996, respectively. The Company's capital expenditures during 1997 totaled $510 compared to $354.6 in 1996. The 1997 increase in capital expenditures reflects the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company's construction costs for 1998 are expected to decrease slightly from the 1997 level. The 1996 expenditures were partially offset by cash proceeds of $12.3 received from the sale of sixteen telephone exchanges in Texas (representing 6,196 access lines).

Cash used in financing activities was $51.3 in 1997 compared to $162.2 in 1996. This included dividend payments of $272.3 in 1997 compared to $87.5 in 1996. Short-term financings, including the net change in affiliate notes, increased $259.5 in 1997 compared to a decrease of $208.9 in 1996. The Company retired $38.5 of long-term debt and preferred stock in 1997 compared to total retirements of $13.7 in 1996. In January 1996, the Company issued $150 of 6% debentures to refinance commercial paper outstanding at December 31, 1995 (as discussed in Note 7 of the Company's financial statements included in Item 8).

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal levels that enable all service providers to participate equitably in the marketplace and benefit everyone. The Company believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. The Company and its parent, GTE, have consequently exercised their right to challenge regulatory actions they believe unfairly disadvantage their customers and shareholders.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Arkansas, New Mexico, Oklahoma and Texas. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Texas, Oklahoma and New Mexico.

Interim rates for interconnection and unbundled network elements (UNEs) have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in New Mexico, Oklahoma and Texas and additional studies in Arkansas are expected to be filed throughout 1998.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Arkansas, New Mexico, Oklahoma and Texas and are scheduled to continue during the remainder of 1998. Separate USF proceedings to address discount rates for intrastate telecommunications services to elementary schools, secondary schools and public libraries have also begun in Arkansas, Oklahoma and Texas.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in Texas have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Arkansas, New Mexico and Oklahoma continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $25.5. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $3.1. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $10.8 paid by long distance carriers were offset by $10.8 of new per line charges and the charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $3.2 of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's financial statements included in Item 8.

YEAR 2000 CONVERSION

The Year 2000 issue has an industry-wide impact. The Company has had an active Year 2000 Program in place. The Company's Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue could impact systems, networks and business processes at the Company. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for the Company is approximately $23.2. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $3.3. The Company currently has employees and contractors mobilized to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from the Company's suppliers. The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition.

LOCAL NUMBER PORTABILITY REQUIREMENTS

The Telecommunications Act mandated competition in the local telephone marketplace. Local Number Portability (LNP) is one vehicle chosen by the FCC to facilitate local competition. Local Service Provider Portability is the first phase of LNP, which will allow residential and business customers to change local service providers without changing their telephone numbers. The FCC has mandated that Local Service Provider Portability be implemented in the top 100 Metropolitan Service Areas (MSAs) by the end of 1998. The second and third phases of LNP will allow customers to retain their telephone numbers when they move from one location to another or change services (e.g. landline to cellular).

Through December 31, 1997, the Company had recorded approximately $23.1 to implement Local Service Provider Portability within ten of the top 100 MSAs.

As a result of the major investment required to implement LNP, the FCC has stated that local service providers should be allowed to recover a portion of their costs. The Company is seeking regulatory recovery of LNP implementation costs.

OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. The reserves established by the Company in 1996 were adequate for the processing of all claims during 1997.

The Company is involved in two lawsuits and a Public Utility Commission of Texas
(TPUC) Complaint with Texas cities involving disputes over amounts owed under right-of-way contracts. On September 30, 1996, the Company and 21 of the cities announced an agreement in principle to end the right-of-way disputes between them. New right-of-way agreements have now been implemented in those cities. In September 1997, the lawsuit with the remaining city went to trial and the Court rendered a direct verdict for the Company on the breach of contract claims. In December, the city filed a notice of limited appeal challenging portions of the judgment. Management believes that the Company has adequately provided for this dispute in its financial statements.

A lawsuit was filed previously against the Company for allegedly violating the Texas Debt Collection Practices Act (the Act) by failing to include a "street address" on the Company's disconnection notices. The Company's disconnection notices provide a post office box for remittance of payment and a toll-free number for inquiries, but do not provide a physical street address. On September 1, 1995, an amendment to the Act became effective which provides that a post office box, street address or telephone number on delinquency notices meets the requirements of the Act. The Court granted the Company's motion to defer the case to the TPUC; however, the plaintiff's counsel is challenging the constitutionality of the legislative amendment. As of December 31, 1997, the potential financial impact is not estimable.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE Southwest Incorporated
STATEMENTS OF INCOME (Note 3)

Years Ended December 31                         1997             1996              1995
-----------------------                     -----------      -----------       -----------
                                                        (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                            $   649,195      $   581,155       $   522,893
  Network access services                       660,402          627,313           579,038
  Toll services                                 138,139          182,832           214,278
  Other services and sales                      228,863          231,639           199,170
                                            -----------      -----------       -----------

    Total revenues and sales                  1,676,599        1,622,939         1,515,379
                                            -----------      -----------       -----------

OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                    590,990          603,598           590,258
  Selling, general and administrative           241,503          269,834           257,465
  Depreciation and amortization                 353,623          341,742           338,795
                                            -----------      -----------       -----------

    Total operating costs and expenses        1,186,116        1,215,174         1,186,518
                                            -----------      -----------       -----------

OPERATING INCOME                                490,483          407,765           328,861

OTHER (INCOME) EXPENSE
  Interest - net (c)                             60,067           54,297            61,218
  Gain on disposition of assets                      --           (4,322)          (21,583)
  Other - net                                        --          (28,179)           (5,500)
                                            -----------      -----------       -----------

INCOME BEFORE INCOME TAXES                      430,416          385,969           294,726
  Income taxes                                  142,262          130,173            99,437
                                            -----------      -----------       -----------

INCOME BEFORE EXTRAORDINARY CHARGES             288,154          255,796           195,289
  Extraordinary charges                              --               --          (549,438)
                                            -----------      -----------       -----------

NET INCOME (LOSS)                           $   288,154      $   255,796       $  (354,149)
                                            ===========      ===========       ===========

(a) Includes billings to affiliates of $39,855, $39,736 and $45,564 for the years 1997-1995, respectively.
(b) Includes billings from affiliates of $84,734, $98,071 and $103,877 for the years 1997-1995, respectively.
(c)  Includes interest paid to affiliates of $6,309.






See Notes to Financial Statements.

GTE Southwest Incorporated

BALANCE SHEETS (Note 3)

December 31                                                        1997            1996
-----------                                                    ----------      ----------
                                                                  (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                    $   24,282      $   23,134
  Receivables, less allowances of $21,203 and $23,633             359,879         312,047
  Notes receivable from affiliates                                     --          79,727
  Inventories and supplies                                         24,032          20,310
  Deferred income tax benefits                                         --          12,684
  Prepaid taxes                                                    52,796           4,040
  Other                                                             7,170           7,900
                                                               ----------      ----------
    Total current assets                                          468,159         459,842
                                                               ----------      ----------
Property, plant and equipment, net                              2,101,061       1,985,744
Employee benefit plans                                            145,221         105,276
Other assets                                                       17,774          17,994
                                                               ----------      ----------
Total assets                                                   $2,732,215      $2,568,856
                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations, including current maturities         $      313      $    1,669
  Notes payable to affiliates                                      42,826              --
  Accounts payable                                                 98,905          93,850
  Affiliate payables and accruals                                 105,743          74,275
  Advanced billings and customer deposits                          40,030          38,011
  Taxes payable                                                    37,027          35,059
  Accrued interest                                                 10,103          10,785
  Accrued payroll costs                                            33,252          43,732
  Dividends payable                                                45,458          49,752
  Other                                                            66,237          99,496
                                                               ----------      ----------
    Total current liabilities                                     479,894         446,629
                                                               ----------      ----------
  Long-term debt                                                  984,955         866,894
  Deferred income taxes                                           174,745         169,383
  Employee benefit plans                                          212,543         192,362
  Other liabilities                                                26,013          54,687
                                                               ----------      ----------
    Total liabilities                                           1,878,150       1,729,955
                                                               ----------      ----------
Preferred stock, subject to mandatory redemption                    1,510           6,450
                                                               ----------      ----------
Shareholders' equity:
  Preferred stock                                                   7,600           7,600
  Common stock (6,500,000 shares issued)                          650,000         650,000
  Additional paid-in capital                                       48,751          48,751
  Retained earnings                                               146,204         126,100
                                                               ----------      ----------
    Total shareholders' equity                                    852,555         832,451
                                                               ----------      ----------
Total liabilities and shareholders' equity                     $2,732,215      $2,568,856
                                                               ==========      ==========

See Notes to Financial Statements.

GTE Southwest Incorporated
STATEMENTS OF CASH FLOWS (Note 3)

Years Ended December 31                                                                 1997            1996            1995
-----------------------                                                              ---------       ---------       ---------
                                                                                               (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                                                $ 288,154       $ 255,796       $ 195,289
  Adjustments to reconcile income before extraordinary charges to net cash from operations:
    Depreciation and amortization                                                      353,623         341,742         338,795
    Deferred income taxes                                                               29,385          10,729          16,312
    Gain on disposition of assets                                                           --          (4,322)        (21,583)
    Provision for uncollectible accounts                                                31,157          36,010          33,136
    Change in current assets and current liabilities:
      Receivables - net                                                                (58,275)        (96,446)        (59,328)
      Other current assets                                                              (3,095)         (1,977)        (15,635)
      Accrued taxes and interest                                                       (47,367)         26,908         (17,924)
      Other current liabilities                                                        (24,166)        (43,591)        (65,392)
    Other - net                                                                         (6,953)        (15,024)        (10,857)
                                                                                     ---------       ---------       ---------

    Net cash from operations                                                           562,463         509,825         392,813
                                                                                     ---------       ---------       ---------

INVESTING
  Capital expenditures                                                                (510,014)       (354,615)       (319,162)
  Proceeds from sale of assets                                                              --          12,344          36,576
  Other - net                                                                               --              --          (5,478)
                                                                                     ---------       ---------       ---------

    Net cash used in investing                                                        (510,014)       (342,271)       (288,064)
                                                                                     ---------       ---------       ---------

FINANCING
  Long-term debt issued                                                                     --         147,884              --
  Long-term debt and preferred stock retired, including premiums
  paid on early retirement                                                             (38,517)        (13,673)        (20,968)
  Dividends                                                                           (272,253)        (87,510)       (143,194)
  Increase (decrease) in short-term obligations,
      excluding current maturities                                                     259,469        (208,946)         66,064
  Other - net                                                                               --              --             712
                                                                                     ---------       ---------       ---------

    Net cash used in financing                                                         (51,301)       (162,245)        (97,386)
                                                                                     ---------       ---------       ---------

Increase in cash and cash equivalents                                                    1,148           5,309           7,363

Cash and cash equivalents:
  Beginning of year                                                                     23,134          17,825          10,462
                                                                                     ---------       ---------       ---------

  End of year                                                                        $  24,282       $  23,134       $  17,825
                                                                                     =========       =========       =========

Cash paid during the year for:
  Interest                                                                           $  59,786       $  56,751       $  64,626
                                                                                     ---------       ---------       ---------
  Income taxes                                                                       $ 119,841       $  99,670       $ 111,154
                                                                                     ---------       ---------       ---------

See Notes to Financial Statements.

GTE Southwest Incorporated
STATEMENTS OF SHAREHOLDERS' EQUITY (Note 3)

                                                                               Additional
                                               Preferred         Common          Paid-In         Retained
                                                 Stock           Stock           Capital         Earnings         Total
                                              ----------       ----------       ----------      ----------      ----------
                                                                          (Thousands of Dollars)
Shareholders' equity, December 31, 1994       $    7,600       $  650,000       $   48,751      $  443,535      $1,149,886
Net loss                                                                                          (354,149)       (354,149)
Dividends declared                                                                                 (82,018)        (82,018)
                                              ----------       ----------       ----------      ----------      ----------
Shareholders' equity, December 31, 1995            7,600          650,000           48,751           7,368         713,719

Net income                                                                                         255,796         255,796
Dividends declared                                                                                (137,064)       (137,064)
                                              ----------       ----------       ----------      ----------      ----------
Shareholders'  equity, December 31, 1996           7,600          650,000           48,751         126,100         832,451

Net income                                                                                         288,154         288,154
Dividends declared                                                                                (267,959)       (267,959)
Premium paid on early retirement of
     redeemable preferred stock                                                                        (91)            (91)
                                              ----------       ----------       ----------      ----------      ----------
Shareholders'  equity, December 31, 1997      $    7,600       $  650,000       $   48,751      $  146,204      $  852,555
                                              ==========       ==========       ==========      ==========      ==========








See Notes to Financial Statements.

GTE Southwest Incorporated
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Southwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 2,574,649 access lines in the states of Arkansas, New Mexico, Oklahoma and Texas. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

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

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronics repair services to the Company. These purchases and services amounted to $121.9 million, $105.7 million and $91.2 million for the years 1997-1995, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development, and pension management services from other affiliated companies. These charges amounted to $84.7 million, $98.1 million and $103.9 million for the years 1997-1995, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among GTE's domestic telephone operating subsidiaries. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $6.3 million in 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $39.9 million, $39.7 million and $45.6 million for the years 1997-1995, respectively.

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation on a straight-line basis over the estimated economic lives of its assets. Prior to 1996, the Company provided for depreciation on a straight-line basis over asset lives approved by regulators (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.

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

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.


2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 12) and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $549.3 million (net of tax benefits of $301.6 million) in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                             Average Depreciable Lives
                             -------------------------
Asset Category               Before              After
--------------               ------              -----
Copper                       20-30                15
Switching                    17-19                10
Circuit                      11-13                 8
Fiber                        25-30                20

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

4.  PROPERTY REPOSITIONING

On May 31, 1996, the Company sold sixteen telephone exchanges (representing 6,196 access lines) in the state of Texas for $11 million in cash. A pre-tax gain of $4.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations.

On September 30, 1995, the Company sold fifteen telephone exchanges (representing 10,517 access lines) in the state of Texas to various parties for $29.6 million in cash. A pre-tax gain of $16.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations and to pay $18.7 million of dividends to GTE in the fourth quarter of 1995.

On May 4, 1995, the Company sold its unconsolidated investment in Metropolitan Houston Paging Service, Inc. (a Texas corporation) for $7 million in cash. A pre-tax gain of $5.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations.


5.  PREFERRED STOCK

The authorized cumulative preferred stock, not subject to mandatory redemption, consists of 2,060,758 shares. Shares outstanding at December 31, 1997 and 1996 are as follows:

Outstanding:                                   Shares        Amount
                                               ------        ------
                                              (Thousands of Dollars)
   $2.20   no par value                        32,000     $  1,600
    5.10% $20 par value                       300,000        6,000
                                              -------     --------
      Total                                   332,000     $  7,600
                                              =======     ========

Cumulative preferred stock, subject to mandatory redemption, is as follows:

                                               1997        1996
Authorized:                                   Shares      Shares
                                            ---------   ---------
    4.60% $20 par value                       350,000     350,000
   $8.10   no par value                            --     300,000
                                            ---------   ---------
      Total                                   350,000     650,000
                                            =========   =========


                                                  December 31
                            ----------------------------------------------------
                                     1997                            1996
                            ----------------------         ---------------------
                             Shares         Amount         Shares        Amount
                            -------        -------         ------        -------
Outstanding:                        (Thousands of Dollars)       (Thousands of Dollars)
 4.60% $20 par value         75,500        $ 1,510         82,500        $ 1,650
$8.10   no par value             --             --         48,000          4,800
                            -------        -------        -------        -------
   Total                     75,500        $ 1,510        130,500        $ 6,450
                            =======        =======        =======        =======

The 4.60% Series sinking fund provisions require the Company to redeem a minimum of 7,000 shares at $20 per share on April 1 of each year. This requirement was met in 1997 and 1996 with the purchase of 7,000 shares per year.

In May 1997, the Company redeemed all outstanding shares of $8.10 Series preferred stock with cash from operations. The Company incurred $0.1 million in premiums associated with these redemptions.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event dividends in arrears equal or exceed the annual dividends on all preferred stock. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1997.

The aggregate redemption requirements of preferred stock subject to mandatory redemption are $0.1 million in each of the years 1998-2002.

No shares of preferred stock were held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.


6.  COMMON STOCK

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

At December 31, 1997, $55.9 million of the Company's retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Certificate of Incorporation.

7.  DEBT

Long-term debt as of December 31, was as follows:

                                                                           1997              1996
                                                                        ---------         ---------
                                                                           (Thousands of Dollars)
First mortgage bonds:
    6 7/8% Series,   due 1998                                           $      --         $  25,000
    7 1/2% Series,   due 2002                                              40,000            40,000
    8 1/2% Series,   due 2031                                             100,000           100,000
     9.70% Series S, due 2002                                                  --             8,180
     9.74% Series T, due 2013                                              12,300            12,600
     9.36% Series U, due 2014                                              35,000            35,000

Debentures:
    5.82% Series A,  due 1999                                             250,000           250,000
    6.54% Series B,  due 2005                                             250,000           250,000
     6.0% Series C, due 2006                                              150,000           150,000

Other:
    Notes payable expected to be refinanced on a long-term basis          150,000                --
    Capitalized leases                                                         55                61
                                                                        ---------         ---------
  Total principal amount                                                  987,355           870,841
Less: discount                                                             (2,087)           (2,278)
                                                                        ---------         ---------
  Total                                                                   985,268           868,563
Less: current maturities                                                     (313)           (1,669)
                                                                        ---------         ---------

  Total long-term debt                                                  $ 984,955         $ 866,894
                                                                        =========         =========

Long-term debt as of December 31, 1997 includes $150 million of short-term borrowings in the form of affiliate notes payable which were refinanced by the issuance, in January 1998, of $150 million of 6.23% Series D debentures, due 2007. Net proceeds were applied toward the repayment of short-term borrowings incurred for the purpose of financing the Company's construction program and for general corporate purposes.

In January 1996, the Company issued $150 million of 6% Series C debentures, due 2006. Net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (See Note 2). Net proceeds were also used to finance the Company's construction program and for general corporate purposes.

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

Estimated payments of long-term debt during the next five years are: $0.3 million in 1998; $250.3 million in 1999; $2.7 million in 2000; $2.6 million in 2001; and $42.6 million in 2002.

Total short-term obligations as of December 31, were as follows:

                                                       1997           1996
                                                      -------        -------
                                                      (Thousands of Dollars)
Note payable to affiliate - average rate 6.15%        $42,826        $    --
Current maturities of long-term debt                      313          1,669
                                                      -------        -------
  Total                                               $43,139        $ 1,669
                                                      =======        =======

The Company participates with other affiliates in a $1.5 billion, 364-day syndicated line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit.


8.  FINANCIAL INSTRUMENTS

At December 31, 1997, the Company had entered into forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on $150 million of planned long-term debt issuances that were completed in January 1998. Gains and losses recognized upon the expiration or settlement of forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated long-term debt issuance as an offset or addition to interest expense.

The risk associated with these off-balance-sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997 and 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $18 million and $5 million, respectively.

9.  INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                                1997              1996              1995
                                                             ---------         ---------         ---------
                                                                           (Thousands of Dollars)
Current:
  Federal                                                    $ 106,828         $ 124,689         $  78,708
  State                                                          6,049            (5,245)            4,417
                                                             ---------         ---------         ---------
                                                               112,877           119,444            83,125
                                                             ---------         ---------         ---------
Deferred:
  Federal                                                       37,974             9,220            26,111
  State                                                         (2,928)            8,133            (1,729)
                                                             ---------         ---------         ---------
                                                                35,046            17,353            24,382
                                                             ---------         ---------         ---------

Amortization of deferred investment tax credits - net           (5,661)           (6,624)           (8,070)
                                                             ---------         ---------         ---------
    Total                                                    $ 142,262         $ 130,173         $  99,437
                                                             =========         =========         =========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the statements of income is as follows:

                                                                          1997              1996              1995
                                                                       ---------         ---------         ---------
                                                                                   (Thousands of Dollars)
Amounts computed at statutory rates                                    $ 150,412         $ 134,724         $ 102,763
  State and local income taxes, net of federal income tax                  2,029             1,877             2,124
  benefits
  Amortization of deferred investment tax credits, net of
  federal income tax benefits                                             (3,680)           (4,305)           (8,070)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                                --                --             3,133
  Rate differentials applied to reversing temporary differences               --                --            (1,299)
  Other differences - net                                                 (6,499)           (2,123)              786
                                                                       ---------         ---------         ---------
Total provision                                                        $ 142,262         $ 130,173         $  99,437
                                                                       =========         =========         =========

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                       1997              1996
                                     ---------         ---------
                                        (Thousands of Dollars)
Depreciation and amortization        $ 198,672         $ 179,800

Employee benefit obligations           (80,023)          (67,056)
Prepaid pension cost                    41,503            36,146
Investment tax credits                   6,281             9,961
Other - net                             19,651            (2,152)
                                     ---------         ---------
    Total                            $ 186,084         $ 156,699
                                     =========         =========

10.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1997-1995 were as follows:

                                                         1997              1996              1995
                                                      ---------         ---------         ---------
                                                                  (Thousands of Dollars)
Benefits earned during the year                       $  14,878         $  15,158         $  13,435

Interest cost on projected benefit obligations           40,805            37,971            37,427
Return on plan assets:
  Actual                                               (178,156)         (133,257)         (156,937)
  Deferred                                              103,545            63,342            94,244
Other - net                                              (9,772)          (11,953)          (14,491)
                                                      ---------         ---------         ---------
  Net pension credit                                  $ (28,700)        $ (28,739)        $ (26,322)
                                                      =========         =========         =========

The expected long-term rate-of-return on plan assets was 9.0% for 1997 and 1996, and 8.5% for 1995.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                       1997                1996
                                                   -----------         -----------
                                                         (Thousands of Dollars)
Vested benefit obligations                         $   404,746         $   395,321
                                                   ===========         ===========

Accumulated benefit obligations                    $   470,888         $   447,751
                                                   ===========         ===========

Plan assets at fair value                          $ 1,076,509         $   980,646
Less: projected benefit obligations                    493,508             558,970
                                                   -----------         -----------
Excess of assets over projected obligations            583,001             421,676
Unrecognized net transition asset                      (32,571)            (40,339)
Unrecognized net gain                                 (405,209)           (276,061)
                                                   -----------         -----------
  Net prepaid pension cost                         $   145,221         $   105,276
                                                   ===========         ===========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                       1997            1996
                                     -------         -------
Discount rate                           7.25%           7.50%
Rate of compensation increase           5.00%           5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

The postretirement benefit cost for 1997-1995 included the following components:

                                                                    1997             1996             1995
                                                                  --------         --------         --------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                   $  3,991         $  4,707         $  6,123
Interest on accumulated postretirement benefit obligations          22,359           23,474           26,265
Actual return on plan assets                                          (327)             (72)            (485)
Amortization of transition obligation                               11,184           11,505           13,980
Other - net                                                         (1,329)            (283)            (242)
                                                                  --------         --------         --------
  Postretirement benefit cost                                     $ 35,878         $ 39,331         $ 45,641
                                                                  ========         ========         ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                          1997              1996
                                                                       ---------         ---------
                                                                          (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                             $ 227,289         $ 221,067
  Fully eligible active plan participants                                  8,890             9,066
  Other active plan participants                                          96,749           104,962
                                                                       ---------         ---------
Total accumulated postretirement benefit obligations                     332,928           335,095
Less: fair value of plan assets                                            4,236             2,799
                                                                       ---------         ---------
Excess of accumulated obligations over plan assets                       328,692           332,296
Unrecognized transition obligation                                      (167,760)         (182,752)
Unrecognized net gain                                                     48,149            39,290
                                                                       ---------         ---------
  Accrued postretirement benefit obligations                           $ 209,081         $ 188,834
                                                                       =========         =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% at December 31, 1997 and 7.5% at December 31, 1996. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1997 costs by approximately $1.1 million and the accumulated postretirement benefit obligations as of December 31, 1997, by approximately $11.9 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $5.1 million, $5.5 million and $4.9 million in 1997-1995, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                       1997                1996
                                                   -----------         -----------
                                                       (Thousands of Dollars)
Land                                               $    16,177         $    15,725
Buildings                                              381,214             360,121
Plant and equipment                                  4,641,143           4,260,841
Other                                                  379,713             407,143
                                                   -----------         -----------
  Total                                              5,418,247           5,043,830
  Accumulated depreciation                          (3,317,186)         (3,058,086)
                                                   -----------         -----------
  Total property, plant and equipment - net        $ 2,101,061         $ 1,985,744
                                                   ===========         ===========

Depreciation expense in 1997-1995 was equivalent to a composite average percentage of 6.9%, 7.0% and 6.3%, respectively. During 1997, depreciation was partially offset by the effects of a reduction in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.

12.  REGULATORY AND COMPETITIVE MATTERS

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

Texas

In 1991, the Public Utility Commission of Texas (TPUC) approved a rulemaking procedure which allowed the Company and other LECs to exit the Texas intraLATA toll pool while receiving transitional support payments during a conversion period ending in 1997. Currently, the Company participates in the Texas Pooling Alternative Settlement Plan, also known as an Originating Responsibility Plan
(ORP). Under this ORP, the toll rates billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the telephone company hauling and terminating the call based on that company's approved access charge tariff. Likewise, the Company receives access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff.

In May 1995, the Texas legislature passed a telecommunications reform bill which opened local exchanges to competition and allowed existing LECs to elect a form of price regulation rather than rate-of-return regulation. The incentive form of price regulation requires LECs to cap basic service rates for four years, after which indexed, TPUC-approved rate adjustments will be permitted. The price regulation plan contained in the reform bill also requires all calls be digitally switched by the end of 1998 and requires the provision of broadband facilities to schools, libraries and hospitals on customer demand.

On September 20, 1995, the Company notified the TPUC of its election of price regulation and, in doing so, resolved the remaining open issues of its 1989 rate case. In conjunction with its decision to elect price regulation, the Company must make certain investments in its network, as discussed above. The Company also elected to amortize the reserve previously established for potential refunds related to the rate case on a straight-line basis over the four-year period for which revenues will be capped. The remaining reserve of $50.6 million is reflected on the balance sheets as other current liabilities and other non-current liabilities.

On August 2, 1996, the TPUC approved an interim Expanded Local Calling (ELC) surcharge of 92 cents per line to be assessed on customers in non-ELC exchanges consistent with the Public Utility Regulatory Act (PURA). The Company began billing the interim rate on September 16, 1996 and filed a Stipulation and Settlement Agreement on November 21, 1996. A final order, approved in February 1997, stipulated a surcharge of 73 cents per line which will generate approximately $11.6 million annually. The difference in the interim surcharge and the stipulated surcharge was refunded to ratepayers in April 1997.

In December 1996, the TPUC issued decisions in the Company's arbitration with AT&T, MCI, and Sprint to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.99%. Interim rates based on the FCC proxy rates will be used for interconnection and unbundled network elements (UNEs) until permanent discounts are established upon further investigation into cost methodology. The Company filed cost studies on June 10, 1997 and revised cost studies on February 27, 1998. Negotiated permanent rates are expected to be established during the second half of 1998. During 1997, the Company filed lawsuits in the U.S. District Court challenging portions of the TPUC's determinations. These lawsuits have been consolidated into a single lawsuit and a decision is anticipated in the second quarter of 1998.

On February 10, 1997, the TPUC ordered implementation of intraLATA 1+ presubscription which allows customers to choose their primary carrier for intraLATA toll calls. The Company converted all capable offices to 1+ presubscription by August 6, 1997. As a result of this conversion, customers in Texas may choose the incumbent local-exchange carrier (ILEC) or an alternative local-exchange carrier (ALEC) to carry all intraLATA toll calls when the customer dials one plus the called number.

Oklahoma

On April 19, 1994, the Oklahoma Corporation Commission (OCC) approved a Joint Stipulation and Settlement Agreement in the consolidated docket to end the Toll Surcharge Pool in Oklahoma. This order allowed the Company to exit the toll pool while receiving transitional support payments during a three-year conversion period which ended in 1996. During this transition period, the industry, interexchange carriers and OCC staff developed an agreement for an IntraLATA Access Plan. The OCC approved the Access Plan Stipulation Plan (the Plan) in January 1996, and the Plan became effective March 1, 1996.

On December 7, 1995, the OCC approved a Joint Stipulation in the Company's rate case which reduced annual revenues by $5.5 million and allowed for full recovery of $14.7 million in OCC-mandated network modernization requirements through a modernization surcharge. Tariffs, which reflect the ordered revenue changes, were filed with the OCC on January 8, 1996. The local service rate changes amounted to $4.7 million and the approved access tariff changes totaled $0.8 million. These rate changes became effective March 6, 1996.

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

On December 12, 1996, the OCC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 16.1%. Interim rates based on the FCC proxy rates will be used for interconnection and UNEs until permanent discounts are established upon further investigation into cost methodology, which is expected to take place in the first half of 1998. The Company has filed a lawsuit in the U.S. District Court challenging portions of the OCC's arbitration determinations.

New Mexico

On January 2, 1997, the New Mexico Service Corporation Commission (NMSCC) issued an order on Western Wireless' petition for arbitration. In this order, the Company was required to set wholesale local switching rates at incremental cost plus a 15% general services allocator. On February 18, 1997, the Company filed a lawsuit in the U.S. District Court challenging portions of the NMSCC's arbitration order including the wholesale rate calculation.

Arkansas

On June 9, 1995, the Arkansas Public Service Commission (APSC) ordered the Company to reduce rates by $12.8 million annually. The Company filed a motion for reconsideration on July 7, 1995, which was approved by the APSC on July 10, 1995. The APSC issued a final decision, effective December 5, 1995, which upheld its original order.

INTERSTATE SERVICES

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $25.5 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $3.1 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $10.8 million paid by long distance carriers were offset by $10.8 million of new per line charges and charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $3.2 million of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1997-1995 under various arrangements and amounted to $218.8 million, $220.3 million and $223 million, respectively.


13.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $14.8 million, $18.4 million and $15.2 million in 1997-1995, respectively. Minimum rental commitments under noncancelable leases through 2002 do not exceed $4.8 million annually and aggregate $9.8 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company supports greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

14.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized 1997 and 1996 quarterly financial data is as follows :

                          Revenues          Operating
                          and Sales           Income          Net Income
                          ----------        ----------        ----------
                                     (Thousands of Dollars)
1997
  First Quarter           $  417,704        $  145,187        $   86,429
  Second Quarter             411,342           111,332            64,801
  Third Quarter              445,575           136,128            79,366
  Fourth Quarter (a)         401,978            97,836            57,558
                          ----------        ----------        ----------
    Total                 $1,676,599        $  490,483        $  288,154
                          ==========        ==========        ==========
1996
  First Quarter           $  392,434        $  115,408        $   68,320
  Second Quarter (b)         403,332           102,332            62,082
  Third Quarter              410,687           100,769            59,087
  Fourth Quarter             416,486            89,256            66,307
                          ----------        ----------        ----------
    Total                 $1,622,939        $  407,765        $  255,796
                          ==========        ==========        ==========

(a) Fourth quarter 1997 operating income includes the effects of a reduction to depreciation rates to reflect higher net salvage values related to certain of its telephone plant and equipment.
(b) Second quarter 1996 net income includes after-tax gains on the sale of non-strategic properties of $2.8 million (see Note 4).


15.  SUBSEQUENT EVENTS (Unaudited)

On January 8, 1998, the Company issued $150 million of 6.23% Series D debentures, due 2007. Net proceeds were applied toward the repayment of short-term borrowings incurred for the purpose of financing the Company's construction program and for general corporate purposes.

During 1997, the Company entered into forward contracts to sell $150 million of U.S. Treasury Bonds in order to hedge against future changes in market interest rates related to the debt the Company called and subsequently refinanced on January 8, 1998 (discussed above). A loss of approximately $2.6 million occurred upon settlement of the forward contracts and will be amortized over the life of the associated refinanced debt.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Southwest Incorporated:

We have audited the accompanying balance sheets of GTE Southwest Incorporated (a Delaware corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, as set forth on pages 16 through 19 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Southwest Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Dallas, Texas                                               ARTHUR ANDERSEN LLP
January 26, 1998

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




LARRY E. ATWELL
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 2, 1998 are listed below along with their business experience during the past five years.

          Name               Age      Director Since                        Business Experience
-------------------------- -------- -------------------- -----------------------------------------------------------
John C. Appel                49            1996          President, GTE Network Services, 1997; Executive Vice
                                                         President - Network Operations, GTE Telephone Operations,
                                                         1996; Executive Vice President - Network Operations, all
                                                         GTE domestic telephone subsidiaries of which he is not
                                                         President, 1996; Director, all GTE domestic telephone
                                                         subsidiaries, 1996; President, GTE South Incorporated and
                                                         GTE North Incorporated, 1995; Senior Vice President -
                                                         Regulatory Operations, GTE Telephone Operations, 1994;
                                                         President, GTE Southwest Incorporated, 1994; State
                                                         President - Texas/New Mexico, 1993.

Mateland L. Keith, Jr.       55            1997          Senior Vice President - Regional Operations, GTE Network
                                                         Services, 1997; President, GTE California Incorporated,
                                                         1995; Assistant Vice President - Engineering, GTE
                                                         Telephone Operations, 1995; Area Vice President - Sales,
                                                         GTE North Incorporated, 1993.

Lawrence R. Whitman          46            1997          Vice President - Finance and Planning, Business
                                                         Development and Integration, 1997; Controller, GTE
                                                         Corporation, 1995; Vice President - Finance, TP&S, 1993.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Network Services. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Network Services as of March 2, 1998.

                                               Year Assumed
                                             Present Position
                                        ----------------------------
                                          Network          the
           Name                Age        Services        Company                        Position
---------------------------  ---------  -------------  -------------   ---------------------------------------------
John C. Appel (1)               49          1997            --         President of GTE Network Services
                                             --            1995        Executive Vice President - Network
                                                                       Operations of the Company
Larry E. Atwell (2)             50           --            1998        President of the Company
Mary Beth Bardin                43           --            1995        Vice President - Public Affairs of the
                                                                       Company
Gerald K. Dinsmore              48           --            1993        Senior Vice President - Finance and
                                                                       Planning of the Company
William M. Edwards, III         49           --            1993        Vice President - Controller of the Company
M. Michael Foster               54           --            1996        Vice President - Midwest Region of the
                                                                       Company
Gregory D. Jacobson             46           --            1994        Treasurer of the Company
Mateland L. Keith, Jr. (3)      55          1997            --         Senior Vice President - Regional Operations
                                                                       of GTE Network Services
Brad M. Krall                   56          1993           1995        Vice President - Centralized Operations of
                                                                       GTE Network Services and the Company
Robert G. McCoy (4)             53          1997           1997        President - Retail Markets of GTE Network
                                                                       Services and Vice President - Retail
                                                                       Markets of the Company
William G. Mundy (5)            48          1997           1998        Vice President and General Counsel of GTE
                                                                       Network Services and the Company
Barry W. Paulson                46          1996           1996        Vice President - Network Operations
                                                                       Planning and Support of GTE Network
                                                                       Services and the Company
Richard L. Schaulin             55          1989           1995        Vice President - Human Resources of GTE
                                                                       Network Services and the Company
Charles J. Somes                51           --            1994        Secretary of the Company
Larry J. Sparrow (6)            54          1997            --         President - Wholesale Markets of GTE
                                                                       Network Services
                                             --            1995        Vice President - Carrier Markets of the
                                                                       Company

(1) John C. Appel was appointed President of GTE Network Services in June 1997 replacing Thomas W. White, who was appointed Senior Executive Vice President - Market Operations of GTE Service Corporation.
(2) Larry E. Atwell was appointed President of the Company in January 1998 replacing Thomas W. Hall, who was appointed Assistant Vice President - Internetworking Strategy of Business Development and Integration, a separate business unit of GTE.
(3) Mateland L. Keith, Jr. was appointed Senior Vice President - Regional Operations of GTE Network Services in June 1997, replacing John C. Appel.
(4) Robert G. McCoy was appointed President - Retail Markets of GTE Network Services and elected Vice President - Retail Markets of the Company in October 1997 replacing C.F. Bercher, who was appointed and elected President of GTE Communications Corporation.
(5) William G. Mundy was appointed Vice President and General Counsel of GTE Network Services in October 1997 and elected Vice President - General Counsel of the Company in January 1998. Mr. Mundy replaced Richard M. Cahill, who was appointed Vice President and Associate General Counsel of GTE Service Corporation.
(6) Larry J. Sparrow was appointed President - Wholesale Markets of GTE Network Services in June 1997.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the individual who served as Principal Executive Officer of the Company in 1997, each of the other four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as such and were compensated by the Company or GTE Network Services at the end of 1997 and the two additional individuals who served as executive officers of the Company or GTE Network Services in 1997 but did not serve as such or were not being compensated by the Company or GTE Network Services at the end of 1997 (collectively, the Named Executive Officers). The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the Named Executive Officers by the Company and GTE Network Services. The caption "Long-Term Compensation" sets forth all long-term compensation paid to the Named Executive Officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1997 annual compensation for each of the Named Executive Officers that was allocated to the Company.


                                                                                 Long-Term Compensation
                                                                     ------------------------------------------------
                                       Annual Compensation (2)               Awards                  Payouts
                                   --------------------------------- ----------------------- ------------------------
                                                                       Restricted Securities
                                                      Other Annual     Stock     Underlying    LTIP      All Other
Name and Principal                  Salary    Bonus   Compensation     Awards     Options/    Payouts  Compensation
Position in Group (1)        Year   ($)(3)    ($)(4)      ($)          ($)(5)     SARs (#)      ($)       ($)(6)
---------------------------- ----  --------  -------  ------------     ------    ----------   -------  ------------
Thomas W. Hall (7)           1997   163,808   70,200       --             2,109      11,100     42,300         7,200
 President                   1996    49,050   65,600       --                --       7,000         --         6,230

John C. Appel                1997   348,365  399,386       --            59,881      76,000    548,700        11,320
 President                   1996   295,977  380,700       --            51,229     124,400    439,200        10,572
  GTE Network Services       1995   239,600  258,100       --                --      63,500    162,800        10,194

Larry J. Sparrow             1997   315,565  256,400       --            39,481      40,700    375,300        11,320
 President -                 1996   294,812  260,800       --            41,561      81,400    404,100        10,613
 Wholesale Markets           1995   261,866  255,600       --                --      36,400    211,300        10,613
  GTE Network Services

Mateland L. Keith, Jr.       1997   250,413  157,100       --            16,025      32,700    163,400        10,376
 Senior Vice President -     1996   217,762  117,300       --             5,118      15,200     87,600         9,799
 Regional Operations         1995   204,308  104,000       --                --      12,500         --         9,111
  GTE Network Services

Barry W. Paulson             1997   197,538  141,900       --            14,706      19,900     93,400         7,200
 Vice President -            1996   191,945  112,800       --             9,231      19,900     34,900         6,750
 Network Operations          1995   156,027   73,100       --                --       6,500         --         6,750
 Planning and Support
  GTE Network Services

Thomas W. White (8)          1997   470,776  520,646       --            84,756      91,700    822,400        11,320
 Senior Executive            1996   463,115  533,700       --            81,511     183,400    770,000        10,613
 Vice President -            1995   418,884  443,800       --                --      98,800    331,800        10,613
 Market Operations
  GTE Service Corporation

Gerald K. Dinsmore (9)       1997   302,532  314,807       --            45,906      62,200    411,800        11,320
 Senior Vice President -     1996   288,619  263,700       --            41,751      81,400    404,100        10,613
 Finance and Planning        1995   265,125  255,600       --                --      36,400    211,300        10,613

(1) All persons named in the table are officers of the Company except as otherwise noted.

(2) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Hall, Appel, Sparrow, Keith, Paulson, White and Dinsmore, for whom total annual amounts are shown above, is $234,008, $91,620, $68,653, $18,688, $40,743, $121,998 and $76,156, respectively.

(3) The data in the table includes fees of $7,280, $15,692 and $16,607 received by Mr. White for serving as director of BC TEL during 1997, 1996, and 1995. BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation. Mr. White also received BC TEL deferred stock units valued at $10,695, which amount is included in this column.

(4)  The data in this column represents the annual bonus received in 1997 by each of the Named Executive Officers under the GTE Corporation 1997 Executive Incentive Plan (the EIP) and a similar predecessor plan (the Executive Incentive Plan). In connection with GTE's Equity Participation Program (the EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the New York Stock Exchange (NYSE) composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(5) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 4 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date. Messrs. Hall, Appel, Sparrow, Keith, Paulson, White and Dinsmore hold a total of 194, 11,024, 8,106, 2,025, 2,346, 16,568 and 8,716 Restricted Stock Units, respectively, which had a dollar value of $10,132, $576,025, $423,517, $105,801, $122,591, $865,678 and $455,397,
     respectively, based solely upon the closing price of GTE Common Stock on December 31, 1997.

(6) The column "All Other Compensation" includes, for 1997, Company contributions to the GTE Savings Plan of $7,200 for each of Messrs. Hall, Appel, Sparrow, Paulson, White and Dinsmore, and $6,731 for Mr. Keith. This column also includes Company contributions to the GTE Executive Salary Deferral Plan of $4,120 for each of Messrs. Appel, Sparrow, White and Dinsmore, and $3,645 for Mr. Keith.

(7) Mr. Hall served as President of the Company until January 1998, at which time he was appointed Assistant Vice President - Internetworking Strategy of Business Development and Integration, a separate business unit of GTE.

(8) Mr. White was elected Senior Executive Vice President - Market Operations of GTE Service Corporation in June 1997. He served as President of GTE Telephone Operations from July 1995 until June 1997, and before that as an Executive Vice President of GTE Telephone Operations from 1991.

(9) Mr. Dinsmore was appointed President, Business Development and Integration (a separate business unit of GTE) in June 1997. Mr. Dinsmore has served as Senior Vice President - Finance and Planning of the Company since 1993. Although Mr. Dinsmore has retained his title with the Company, since June 1997 he has been compensated solely through his new position.


OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the Named Executive Officers of the Company in 1997, whether or not specifically allocated to the Company. The options were granted under the GTE Corporation 1997 Long-Term Incentive Plan (the 1997 LTIP) and the GTE Corporation 1991 Long-Term Incentive Plan (the 1991
LTIP). Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rate of Stock
                                                                                        Price Appreciation for
                                           Individual Grants                                  Option Term
                               --------------------------------------------------   -------------------------------
                                Number of      Percent of
                               Securities     Total Options  Exercise
                               Underlying      Granted to    or Base
                                Options       Employees in    Price    Expiration
     Name                      Granted (1)    Fiscal Year    ($/SH)       Date        0%        5%          10%
-------------                  -----------   -------------   --------  ----------   -----   ----------- -----------
Thomas W. Hall                   11,100              .05%     48.6250   2/16/07       --    $  339,438  $   860,203

John C. Appel                    62,200              .29%     48.6250   2/16/07       --     1,902,076    4,820,234
                                 13,800              .06%     44.1250   6/04/07       --       382,950      970,470

Larry J. Sparrow                 40,700              .19%     48.6250   2/16/07       --     1,244,606    3,154,076

Mateland L. Keith, Jr.           15,200              .07%     48.6250   2/16/07       --       464,816    1,177,935
                                 17,500              .08%     44.1250   6/04/07       --       485,625    1,230,668

Barry W. Paulson                 19,900              .09%     48.6250   2/16/07       --       608,542    1,542,165

Thomas W. White                  91,700              .43%     48.6250   2/16/07       --     2,804,186    7,106,358

Gerald K. Dinsmore               40,700              .19%     48.6250   2/16/07       --     1,244,606    3,154,076
                                 21,500              .10%     44.1250   6/04/07       --       596,624    1,511,964

(1) Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. No stock appreciation rights (SARs) were granted to the Named Executive Officers of the Company in 1997.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the Named Executive Officers of the Company during 1997. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1997.


                                                                    Number of Securities            Value of Unexercised
                                                                   Underlying Unexercised        In-the-Money Options/SARs
                            Shares                                 Options/SARs at FY-End               at FY-End ($)
                           Acquired              Value           -------------------------------------------------------------
      Name              On Exercise (#)       Realized ($)       Exercisable    Unexercisable     Exercisable    Unexercisable
---------------         ---------------       ------------       -----------    -------------     -----------    -------------
Thomas W. Hall                       --               --            4,899           19,101           54,698          111,328
John C. Appel                    56,567          600,134               --          200,834               --        1,539,141
Larry J. Sparrow                     --               --           73,566          120,668        1,234,142          924,580
Mateland L. Keith, Jr.           26,533          450,092            5,066           47,001           40,687          338,674
Barry W. Paulson                  6,700          117,281           10,966           35,334          130,074          203,344
Thomas W. White                  69,300        1,055,056          132,232          277,468        2,094,451        2,158,179
Gerald K. Dinsmore                   --               --           35,999          142,168          531,517        1,089,190

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The 1997 LTIP and 1991 LTIP provide for awards to participating employees, including stock options, SARs, performance bonuses and other stock-based awards. The stock options awarded under the 1997 LTIP and 1991 LTIP to the Named Executive Officers in 1997 are shown in the table on page 43.

                                                                             Estimated Future Payouts
                                                                       Under Non-Stock Price Based Plans (1)
                                                Performance     ----------------------------------------------
                                Number of     Or Other Period
                              Shares, Units   Until Maturation   Threshold (2)      Target (3)
           Name              Or Other Rights     Or Payout        (# of Units)     (# of Units)    Maximum (4)
--------------------------  ----------------  ----------------  ----------------  ---------------  -----------
Thomas W. Hall                         1,500           3 Years               435            1,673

John C. Appel (5)                      7,400           3 Years             2,146            8,254
                                       1,380         30 Months               396            1,524
                                         845         18 Months               235              902
                                         290          6 Months                60              299

Larry J. Sparrow                       4,900           3 Years             1,421            5,466

Mateland L. Keith, Jr. (6)             1,900           3 Years               551            2,119
                                       1,720         30 Months               494            1,899
                                       1,055         18 Months               293            1,126
                                         310          6 Months                64              319

Barry W. Paulson                       2,400           3 Years               696            2,677

Thomas W. White                       10,900           3 Years             3,161           12,158

Gerald K. Dinsmore (7)                 4,900           3 Years             1,421            5,466
                                       2,155         30 Months               619            2,379
                                       1,320         18 Months               366            1,409
                                         410          6 Months                84              422

(1) An individual's award may not exceed the applicable individual award limit (the Award Limit), which is expressed as a percentage of the LTIP Award Pool. The Award Limit depends on the individual's base salary at the end of the award cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1997. The "Target" award or future payout is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the average closing price of GTE Common Stock, as reported on the composite tape of NYSE issues, during the last 20 business days of the award cycle. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus Measures (the Measures) adopted for the 1997-1999 Performance Bonus award cycle -- revenue growth; earnings per share (EPS) growth; earnings before interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI) and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of an award cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Levels, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than the applicable Target Level, but above the Threshold, will be less than the Target award for that Measure.

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

                  Performance Increment Above
                   Revenue Performance Target                    Added Percentage to Combined Awards
           -------------------------------------------        -----------------------------------------
              Each 0.1% improvement in cumulative
                         revenue growth                                          +2%

     Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined Target award.

(5) The award of 7,400 units to Mr. Appel represents the grant for the 1997-1999 performance period made while he was Executive Vice President of GTE Telephone Operations. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(6) The award of 1,900 units to Mr. Keith represents the grant for the 1997-1999 performance period made while he was President of GTE California Incorporated, an affiliate of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to Senior Vice President - Regional Operations of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(7) The award of 4,900 units to Mr. Dinsmore represents the grant for the 1997-1999 performance period made while he was Senior Vice President - Finance and Planning of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of Business Development and Integration, a separate business unit of GTE, in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.


Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Appel, Sparrow, White and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing, a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, each executive covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

Each of the Agreements remains in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he or she does not wish to extend his or her respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.


Retirement Programs

      Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

                                                  Years of Service
Final Average     ----------------------------------------------------------------------------------
  Earnings            15                20                25                30                35
-------------     ----------        ----------        ----------        ----------        ----------
$  200,000        $   42,182        $   56,242        $   70,303        $   84,363        $   98,424
   300,000            63,932            85,242           106,553           127,863           149,174
   400,000            85,682           114,242           142,803           171,363           199,924
   500,000           107,432           143,242           179,053           214,863           250,674
   600,000           129,182           172,242           215,303           258,363           301,424
   700,000           150,932           201,242           251,553           301,863           352,174
   800,000           172,682           230,242           287,803           345,363           402,924
   900,000           194,432           259,242           324,053           388,863           453,674
 1,000,000           216,182           288,242           360,303           432,363           504,424
 1,200,000           259,682           346,242           432,803           519,363           605,924
 1,500,000           324,932           433,242           541,553           649,863           758,174
 2,000,000           433,682           578,242           722,803           867,363         1,011,924

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation Plan), a noncontributory pension plan for the benefit of all GTE employees who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary and incentive payments exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1997, the credited years of service under the Service Corporation Plan for Messrs. Hall, Appel, Sparrow, Keith, Paulson, White and Dinsmore are 3, 26, 30, 31, 24, 29 and 22, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains the GTE Excess Pension Plan (the Excess Plan), which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the Supplemental Executive Retirement Plan (SERP) includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP and Excess Plan benefits are payable in a lump sum or an annuity.


      Executive Retired Life Insurance Plan

The GTE Corporation Executive Retired Life Insurance Plan (ERLIP) provides Mr. Hall a postretirement life insurance benefit of two times final base salary and Messrs. Appel, Sparrow, Keith, Paulson, White and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.


Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1998:

                                      Name and Address of               Shares of
         Title of Class                Beneficial Owner           Beneficial Ownership     Percent of Class
     ----------------------      ---------------------------      --------------------    -------------------
     Common Stock of GTE         GTE Corporation                        6,500,000                100%
     Southwest Incorporated      One Stamford Forum                 shares of record
                                 Stamford, Connecticut 06904

(b)  Security Ownership of Management as of December 31, 1997:

                                                                                Shares
                                                                             Beneficially
                                                                             Owned as of
           Title of Class        Name of Director (1)(2)(3)                December 31, 1997

     --------------------        -------------------------------------    -------------------
     Common Stock of GTE         John C. Appel                                         48,159
     Corporation                 Mateland L. Keith, Jr.                                21,678
                                 Lawrence R. Whitman                                   15,211
                                                                          -------------------
                                                                                       85,048
                                                                          ===================

                                 Executive Officers (1)(2)(3)
                                 ------------------------------------------------------------

                                 Thomas W. Hall                                         3,195
                                 John C. Appel                                         48,159
                                 Larry J. Sparrow                                     127,612
                                 Mateland L. Keith, Jr.                                21,678
                                 Barry W. Paulson                                      19,814
                                 Thomas W. White                                      228,845
                                 Gerald K. Dinsmore                                    55,636
                                                                          -------------------
                                                                                      504,939
                                                                          ===================

                                 All directors and executive
                                 officers as a group (1)(2)(3)                        716,123
                                                                          ===================

(1)  Includes shares acquired through participation in the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Keith, Whitman, Hall, Sparrow, Paulson, White, Dinsmore and all directors and executive officers as a group, are 41,466, 17,366, 10,900, 2,933, 112,833, 11,800, 214,532, 52,833 and 629,527 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1997.

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

PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - See GTE Southwest Incorporated's financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

   (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1997-1995 (as required):

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

       4.1* Indenture between GTE Southwest Incorporated and NationsBank of Georgia, National Association, as Trustee, dated as of November 15, 1993 (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50939, filed with the Securities and Exchange Commission on November 5, 1993)

       4.2* First Supplemental Indenture dated as of December 6, 1995 between GTE Southwest Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association) (Exhibit 4.2 of the Company's Registration Statement on Form S-3, File No. 33-64795, filed with the Securities and Exchange Commission on December 13, 1995)

       4.3* Second Supplemental Indenture dated as of January 1, 1998 between GTE Southwest Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association) (Exhibit 4.4 of the Company's Report on Form 8-K, dated January 5, 1998)

       10.1* Material Contracts - Agreements between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 1-7077)

       10.2   Material Contracts - Separation Agreement between GTE and Richard
              M. Cahill

       12     Statements re: Calculation of the Ratio of Earnings to Fixed
              Charges

       27     Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1997.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Southwest Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1997, 1996 and 1995

(Thousands of Dollars)


             -------------------------------------------------------------------------------------------------------------------
             Column A                                    Column B               Column C                 Column D       Column E
             --------                                    --------               --------                 --------       --------
                                                                                Additions
                                                                       ----------------------------

                                                       Balance at                       Charged        Deductions
                                                       Beginning       Charged to    (Credited) to    from Reserves    Balance at
           Description                                  of Year          Income      Other Accounts     (Note 1)      Close of Year
           -----------                                 ---------       ----------    --------------   -------------   -------------
Allowance for uncollectible accounts
       for the years ended:


    December 31, 1997                                   $ 23,633        $ 31,157       $ 30,451(2)     $ 64,038        $ 21,203
                                                        ========        ========       ========        ========        ========
    December 31, 1996                                   $ 21,182        $ 36,010       $ 30,124(2)     $ 63,683        $ 23,633
                                                        ========        ========       ========        ========        ========
    December 31, 1995                                   $ 20,043        $ 33,136       $ 33,692(2)     $ 65,689        $ 21,182
                                                        ========        ========       ========        ========        ========


Accrued restructuring costs for the years ended:

    December 31, 1996                                   $ 82,872        $     --       $(26,877)(3)    $ 55,995        $     --
                                                        ========        ========       ========        ========        ========
    December 31, 1995                                   $156,734        $     --       $     --        $ 73,862        $ 82,872
                                                        ========        ========       ========        ========        ========




NOTES:

(1)    Charges for which reserve was created.
(2)    Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GTE SOUTHWEST INCORPORATED
                                    --------------------------------------------
                                                      (Registrant)


Date  March 26, 1998              By            /s/ Larry E. Atwell
    ----------------------          --------------------------------------------
                                                    Larry E. Atwell
                                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Larry E. Atwell                    President                                                   March 26, 1998
----------------------------             (Principal Executive Officer)
      Larry E. Atwell


/s/ Gerald K. Dinsmore                   Senior Vice President - Finance and Planning                March 26, 1998
----------------------------             (Principal Financial Officer)
    Gerald K. Dinsmore


/s/ William M. Edwards, III              Vice President - Controller                                 March 26, 1998
----------------------------             (Principal Accounting Officer)
    William M. Edwards, III


   /s/ John C. Appel                     Director                                                    March 26, 1998
----------------------------
       John C. Appel


/s/ Mateland L. Keith, Jr.               Director                                                    March 26, 1998
----------------------------
    Mateland L. Keith, Jr.


/s/ Lawrence R. Whitman                  Director                                                    March 26, 1998
----------------------------
    Lawrence R. Whitman

EXHIBIT INDEX

     Exhibit
      Number                        Description

       10.2   Material Contracts - Separation Agreement between GTE and Richard
              M. Cahill

       12     Statements re: Calculation of the Ratio of Earnings to Fixed
              Charges

       27     Financial Data Schedule