Form 10-K405
period 1998-12-31
GTE SOUTHWEST INC
filed 1999-03-31
CIK 40874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1998
                                                        or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                          Commission File Number 1-7077

                           GTE SOUTHWEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                75-0573444
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08 - Irving, Texas             75038
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

         Registrant's telephone number, including area code 972-507-5000

         (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company had 6,500,000 shares of $100 stated value common stock outstanding at February 28, 1999. The Company's common stock is 100% owned by GTE Corporation.

PART I

Item 1.  Business

GTE Southwest Incorporated (the Company) was incorporated in Delaware in 1926. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Arkansas, New Mexico, Oklahoma and Texas.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with long distance carriers (IXCs). These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to IXCs.

The number of access lines in the states in which the Company operates as of December 31, 1998, was as follows:

                                                          Access
              State                                     Lines Served
        ------------------                            ----------------
        Arkansas                                                91,421
        New Mexico                                             100,504
        Oklahoma                                               135,442
        Texas                                                2,477,503
                                                      ----------------
             Total                                           2,804,870
                                                      ================


At December 31, 1998, the Company had 7,215 employees.

The Company has three written agreements with the Communications Workers of America (CWA) covering substantially all non-management employees. A new primary agreement covering employees in Arkansas, New Mexico, Oklahoma and Texas was negotiated in 1998. A new agreement for a three year contract was reached with the CWA in New Mexico in March 1999.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive local exchange carriers (LECs). A number of these interconnection agreements were the result of the arbitration process established by the

Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by long-distance carriers and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by long-distance carriers were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January

1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Report and Order mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of
24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

Further information regarding the Company's activities with the various state regulatory agencies is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "REGULATORY AND COMPETITIVE TRENDS - INTRASTATE SERVICES."

OTHER DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the states of Arkansas, New Mexico, Oklahoma and Texas have been identified for sale or trade. The identified assets constituted approximately 28% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Arkansas, New Mexico, Oklahoma and Texas are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1994 to December 31, 1998, the Company made capital expenditures of $2.0 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 35% of gross plant of $5.8 billion at December 31, 1998.


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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

       o   Account information                     o   Statements and reports
       o   Dividends                               o   Change of address
       o   Market prices                           o   Lost certificates
       o   Transfer instructions

Shareholders may call toll-free at 800/225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 781/575-2990.

Or write to BankBoston, N.A.; c/o EquiServe, L.P.; P.O. Box 8031; Boston, MA 02266-8031

Shareholders with e-mail addresses can send inquiries to http://www.equiserve.com

For overnight delivery services, use the following address:

         BankBoston, N.A.
         c/o EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates:

         Securities Transfers and Reporting Services
         100 William St., Galleria
         New York, NY 10038

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1998 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call 800/225-5160.

INFORMATION VIA THE INTERNET
World Wide Web users can access information about GTE at:  http://www.gte.com

OTHER SECURITIES
Questions regarding the bonds, debentures and preferred securities of the Company should be directed to Treasury Department - Capital Markets, GTE Corporation, 1255 Corporate Drive, Irving, TX 75038, or call 972-507-5038.

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 800/828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6.  Selected Financial Data

GTE SOUTHWEST INCORPORATED


                                         -------------------------------------------------------------------------------
Selected Income Statement Items (a)          1998 (b)          1997            1996            1995(c)          1994
-----------------------------------      -------------------------------------------------------------------------------
                                                                      (Dollars in Millions)
Revenues and sales                        $   1,787.2      $   1,676.6     $   1,622.9      $   1,515.3      $   1,482.5
Operating costs and expenses                  1,320.7          1,186.1         1,215.1          1,186.5          1,203.0
                                          -----------      -----------     -----------      -----------      -----------

Operating income                                466.5            490.5           407.8            328.8            279.5
Interest - net                                   69.1             60.1            54.3             61.2             63.6
Other - net                                      (0.1)            --             (32.5)           (27.1)           (63.7)
Income taxes                                    136.5            142.2           130.2             99.4             95.1
                                          -----------      -----------     -----------      -----------      -----------

Income before extraordinary charges             261.0            288.2           255.8            195.3            184.5
Extraordinary charges                            (0.5)            --              --             (549.4)            --
                                          -----------      -----------     -----------      -----------      -----------

Net income (loss)                         $     260.5      $     288.2     $     255.8      $    (354.1)     $     184.5
                                          ===========      ===========     ===========      ===========      ===========

Dividends declared on common stock        $     186.3      $     267.4     $     136.0      $      80.9      $     243.0
Dividends declared on preferred stock             0.4              0.6             1.1              1.1              1.3


Selected Balance Sheet Items
----------------------------

Property, plant and equipment, net        $   2,238.1      $   2,101.0     $   1,985.7      $   1,966.5      $   2,832.9
Total assets                                  2,829.3          2,732.2         2,568.9          2,446.6          3,243.4
Long-term debt and preferred stock,
  subject to mandatory redemption               692.6            986.5           873.3            835.5            755.5
Shareholders' equity                            926.4            852.6           832.5            713.7          1,149.9
------------------------------------------------------------------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b)  See Note 4 to the financial statements included in Item 8.

(c) In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," resulting in a non-cash, after-tax extraordinary charge of $549.3 million (net of tax benefits of $301.6 million). The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition, during 1995, the Company redeemed long-term debt prior to stated maturity, resulting in an after-tax extraordinary charge of $0.1 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE Southwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in Arkansas, New Mexico, Oklahoma and Texas. The Company also markets telecommunications systems and equipment. At December 31, 1998, the Company served 2,804,870 access lines in its service territories, with 88% of these lines in Texas.


RESULTS OF OPERATIONS
(Dollars in Millions)

                                                       Years Ended December 31,
                                             --------------------------------------------
                                                 1998            1997           1996
                                             -------------   -------------  -------------
     Net income                               $   260.5        $  288.2      $  255.8


Net income decreased 10% or $27.7 million in 1998 and increased 13% or $32.4 in 1997. Net income for 1998 includes an extraordinary after-tax charge of $0.5 million (net of tax benefits of $0.3 million) related to the retirement of debt prior to stated maturity. The 1998 decrease reflects higher operating costs and expenses and lower toll revenues, partially offset by higher revenues for local, network access and other services and sales. The 1997 increase is primarily the result of strong revenue growth from local and network access services combined with a slight decrease in operating costs and expenses, partially offset by lower revenues from toll services.


REVENUES AND SALES
(Dollars in Millions)

                                               Years Ended December 31,
                                             ----------------------------      Increase        Percent
                                                 1998            1997         (Decrease)       Change
                                             -------------   ------------   -------------   -------------
     Local services                           $   719.2        $   649.2      $   70.0            11%
     Network access services                      701.5            660.4          41.1             6 %
     Toll services                                 84.9            138.1         (53.2)          (39)%
     Other services and sales                     281.6            228.9          52.7            23%
                                              ---------        ---------      --------
        Total revenues and sales              $ 1,787.2        $ 1,676.6      $  110.6             7 %


                                               Years Ended December 31,
                                             ----------------------------      Increase       Percent
                                                 1997           1996          (Decrease)       Change
                                             -------------   ------------   -------------   -------------
     Local services                             $   649.2      $   581.2        $  68.0          12%
     Network access services                        660.4          627.3           33.1           5%
     Toll services                                  138.1          182.8          (44.7)        (24)%
     Other services and sales                       228.9          231.6           (2.7)         (1)%
                                                ---------      ---------        -------

        Total revenues and sales                $ 1,676.6      $ 1,622.9        $  53.7           3%



Local Services Revenues

Local services revenues are comprised mainly of fees charged to customers for providing local-exchange service within designated franchise areas. Access line growth of 6% in 1998 generated additional revenues of $16.2 million from basic local services, $3.7 million from CentraNet(R) services and $9.4 million from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Growth in demand for SmartCall(R) and CLASS services in 1998, driven primarily by the popularity of Caller ID and pay-per-use services such as automatic call return/redial, increased revenues by $19.8 million.

Access line growth of 7% in 1997 generated additional revenues of $12.2 million from basic local services, $10.3 million from CentraNet(R) services and $7.0 million from ISDN and DCS. Higher revenues from SmartCall(R) and CLASS services contributed $17.4 million to the 1997 increase. In addition, the Expanded Local Calling (ELC) surcharge in Texas increased revenues by $15.0 million in 1997.

Network Access Services Revenues

Network access services revenues are based on fees charged to interexchange carriers (IXCs) that use the Company's local-exchange network in providing long distance services. In addition, residential and business customers pay end-user access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers (LECs) also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled by the Company. Demand for access services by IXCs for 1998 resulted in a 10% growth in minutes of use generating $44.8 million in revenues. Special access revenues in 1998 grew $22.7 million due to greater demand for increased bandwidth services by high capacity users. These increases were partially offset by a $22.6 million revenue reduction from the impact of interstate access rate changes from the 1997 and 1998 FCC price cap filings. In addition, 1998 revenues from intrastate sharing arrangements declined by $5.2 million.

The 1997 increase in network access service revenues includes the effects of a 9% increase in minutes of use, which generated additional revenues of $30.9 million. Special access revenues grew $16.0 million in 1997 due to greater demand for increased bandwidth services by high capacity users. Revenues from end-user access charges increased $5.8 million in 1997, primarily due to line growth. In addition, revenues from meet-point-billing arrangements increased $7.5 million in 1997. These increases are partially offset by decreases in National Exchange Carrier Association (NECA) support payments totaling $10.1 million in 1997. The 1997 increase was also partially offset by a $17.1 million revenue reduction associated with interstate rate changes and sharing provisions related to the Federal Communications Commission's (FCC's) 1996 and 1997 price cap filings.

Toll Services Revenues

Toll services revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. The decrease in revenues for toll services in 1997 reflects $20.3 million in the end of transitional support payments from the Company's exit from the Texas state intraLATA toll pool in 1994. In addition, the 1998 and 1997 decreases are also driven by intraLATA toll competition and the impact of optional discount calling plans, which effectively lowered intrastate long distance rates.

Other Services and Sales Revenues

Other services and sales revenues increased for 1998 primarily due to increases of $12.1 million in billing and collection services revenues, $19.4 million from equipment sales, $5.2 million due to higher usage and recurring charges related to wireless products and services and $3.5 million resulting from the FCC's order on payphone interim compensation (as discussed in "Regulatory and Competitive Trends - Interstate Services"). The 1997 decrease reflects lower equipment sales of $6.4 million, partially offset by a $3.2 million favorable impact from the FCC's order on payphone interim compensation.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)

                                                    Years Ended December 31,
                                                   ----------------------------      Increase      Percent
                                                       1998           1997          (Decrease)      Change
                                                   -------------  -------------   -------------  -------------
     Cost of services and sales                     $    675.8      $   591.0        $    84.8         14 %
     Selling, general and administrative                 294.8          241.5             53.3         22%
     Depreciation and amortization                       350.1          353.6             (3.5)        (1)%
                                                    ----------      ---------        ---------
       Total operating costs and expenses           $  1,320.7      $ 1,186.1        $   134.6         11%




                                                     Years Ended December 31,
                                                   ----------------------------      Increase       Percent
                                                       1997           1996          (Decrease)      Change
                                                   -------------  -------------   -------------  -------------
     Cost of services and sales                      $    591.0    $     603.6     $    (12.6)        (2)%
     Selling, general and administrative                  241.5          269.8          (28.3)       (10)%
     Depreciation and amortization                        353.6          341.7           11.9          3%
                                                     ----------    -----------     ----------
       Total operating costs and expenses            $  1,186.1    $   1,215.1     $    (29.0)        (2)%



The 1998 increase in total operating costs and expenses is primarily attributable to higher labor costs of $77.8 million due to increased line growth and the expansion of daily operating hours of the customer care centers and operator services. The 1998 increase was also attributable to pension settlement gains of $16.9 million recorded in 1997 as a result of lump-sum payments from the Company's benefit plan. Additionally, costs associated with increased equipment sales of $10.1 million, higher operating taxes of $6.1 million and increased uncollectibles expense of $5.4 million also contributed to the 1998 increases. Depreciation and amortization increases in 1998 due to higher plant balances were partially offset by an adjustment of depreciation rates in the fourth quarter of 1997, which resulted in a net decrease of $3.5 million.

The 1997 decrease was the result of several factors including a $7.6 million reduction in access charges incurred to terminate customers' intraLATA toll calls outside the Company's service territory, lower operating taxes of $11.8 million and a decline in uncollectibles expense of $4.6 million. Pension settlement gains of $16.9 million, recorded in 1997 as a result of lump-sum payments from the Company's benefit plans, were partially offset by $5.4 million of gains recorded in 1996, which resulted in a net decrease of $11.5 million. The 1997 results also reflect the favorable impact of a $15.8 million reserve recorded in 1996 for right-of-way settlement costs in the state of Texas and a $2.1 million reserve recorded in 1996 for inside wire maintenance settlements. The 1997 decrease also reflects the Company's 1996 investment of $9.2 million in the Investment Fund Assessment. These decreases were offset by $15.4 million in higher labor and benefits costs and $16.8 million from increased selling and marketing efforts aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment. Depreciation increases in 1997 from higher plant balances were partially offset by a reduction in depreciation rates to reflect higher net salvage values related to certain of the Company's telephone plant and equipment, which resulted in a net increase of $11.9 million.


OTHER (INCOME) EXPENSE
(Dollars in Millions)


                                                     Years Ended December 31,
                                                   ----------------------------      Increase       Percent
                                                       1998           1997          (Decrease)      Change
                                                   -------------  -------------   -------------  -------------
     Interest - net                                  $   69.1       $    60.1      $    9.0            15%
     Income taxes                                       136.5           142.2          (5.7)           (4)%



                                                    Years Ended December 31,
                                                   ----------------------------                    Percent
                                                       1997           1996          Increase        Change
                                                   -------------  -------------   -------------  -------------
     Interest - net                                 $     60.1      $   54.3        $    5.8          11%
     Other - net                                            --         (32.5)           32.5          --
     Income taxes                                        142.2         130.2            12.0           9 %



Interest - net increased in 1998 due to a higher average notes payable balance. The 1997 increase is primarily attributable to higher average short-term debt levels.

Other - net income in 1996 primarily represents the reversal of expired representation and warranty reserves related to certain 1994 property dispositions. In addition, the Company recorded a $4.3 pretax gain on the sale of sixteen telephone exchanges in the state of Texas (representing 6,196 access lines).

The 1998 decrease in income taxes is due to a decrease in pretax income, partially offset by an increase in other tax adjustments. The 1997 increase in income taxes is primarily related to a corresponding increase in pretax income and other tax adjustments.


CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $600 million of debentures.

The Company's primary source of funds during 1998 was cash from operations of $572.2 million compared to $562.5 million in 1997. The year-to-year increase in cash from operations primarily reflects a decrease in working capital requirements, partially offset by a decline in results from operations.

The Company's capital expenditures during 1998 were $480.3 million compared to $510.0 million during 1997. The 1998 decrease in capital expenditures reflects a reduction in central office replacements as a result of the completion of our analog to digital conversion program, a decrease in state mandated obligatory requirements and deployment of Local Number Portability in a major metropolitan area during 1997. The overall anticipated capital expenditures for 1999 are expected to be slightly less than capital expenditures incurred during 1998.

Cash used in financing activities was $105.8 million in 1998 compared to $51.3 million in 1997. This included dividend payments of $179.9 million in 1998 compared to $272.3 million in 1997. Short-term financing, representing the net change in affiliate notes, decreased $29.8 million in 1998 compared to an increase of $259.5 million in 1997. During 1998, the Company paid a total of $42.3 million for the retirement of long-term debt and preferred stock compared to $38.5 million in 1997. Retirements for 1998 included $0.5 million after-tax in premiums on the retirement of long-term debt and preferred stock redeemed prior to stated maturity. The Company issued $150 million of 6.23% Series D debentures in January 1998. The proceeds were used to repay short-term borrowings incurred for the purpose of financing of the Company's construction program and for general corporate purposes (as discussed in Note 7 of the Company's financial statements included in Item 8). The Company recognized an interest rate hedge loss of approximately $2.7 million on the settlement of forward contracts related to the January 1998 debt issuance. The loss is being amortized over the life of the associated refinanced debt.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive LECs. A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by long-distance carriers and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by long-distance carriers were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Report and Order mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of
24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area and toll services within designated geographic areas called LATAs under agreements with connecting LECs in conformity with individual state regulatory orders. The Company also provides long distance access services directly to IXCs and other customers who provide services between LATAs.

Texas

In December 1996, the Texas Public Utility Commission (TPUC) issued decisions in the Company's arbitration with AT&T, MCI, and Sprint to determine interconnection, resale and unbundling terms and conditions. The discount rate for the Company's resold services was set at 22.99%. Interim rates based on the Company's costs will be used for interconnection and UNEs until permanent discounts are established upon further investigation into cost methodology. The Company filed cost studies in June 1997 and revised cost studies in February and August 1998. Negotiated rates are expected to be established during the second half of 1999. During 1997, the Company filed lawsuits in the U.S. District Court challenging portions of the TPUC's determinations. These lawsuits have been consolidated into a single lawsuit and a decision is anticipated in the first half of 1999. The TPUC is also considering cost models for universal service fund (USF) purposes.

The Company appealed an order of the TPUC pertaining to the manner in which the Company markets long distance service with GTE Long Distance, an affiliate company. The company had proposed that GTE Long Distance would provide a discount on both the interLATA long distance service that GTE Long Distance offered as well as a discount on the intraLATA toll provided by the Company. GTE Long Distance would absorb the entire discount while the Company would continue to receive its tariffed rate for the intraLATA service. Although the administrative law judge in the case ruled the offering appropriate, the TPUC reversed the ruling. The Company appealed the TPUC's ruling in district court. A hearing was held in December 1998 and the order was reversed due to inadequate justification and remanded to the TPUC.

PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for a combination of the two companies. Under terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals. The merger agreement requires the consent of several regulatory and governmental agencies, including the Department of Justice (DOJ), FCC and various state public utility commissions (PUCs). In August 1998, GTE and Bell Atlantic advised the DOJ of the merger. On October 2, 1998, GTE and Bell Atlantic filed for approval of the merger with the FCC and notified and/or filed for approval of the parent company merger in every state PUC and the District of Columbia where required. The DOJ and FCC reviews will continue into 1999.

As of December 31, 1998, GTE had completed, or substantially completed, merger approvals in 34 states. GTE anticipates the remaining states will approve the merger sometime in 1999.


OTHER DEVELOPMENTS

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the states of Arkansas, New Mexico, Oklahoma and Texas have been identified for sale or trade. The identified assets constituted approximately 28% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its telecommunications businesses will complete Year 2000 testing by June 30, 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 76% complete as of December 31, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 12% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 92% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 95% of

GTE's essential legacy software has been remediated. Over the next six months, the focus will be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows.
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 89% complete; Validation, including enterprise testing in operational environments, and Implementation, including regional deployment, are approximately 60% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be complete in June 1999.

In summary, compliant product deployment and enterprise testing for most of GTE's domestic telecommunications-related businesses, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of December 31, 1998, Year 2000 compliant versions, or suitable alternatives, for 99% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. This quality assurance process is expected to be completed in August 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through December 31, 1998, expenditures totaled $219 million. The current estimate for the cost of remediation for the Company is approximately $23.2 million. Through December 31, 1998, expenditures totaled $12.6 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 75% of GTE's program effort involves U.S. domestic operations of all types.

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


RECENT ACCOUNTING PRONOUNCEMENTS

Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997, and 1996, there were no differences between net income and comprehensive income.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, non-controlled investments and all interconnecting carriers in achieving Year 2000 compliance.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company views derivative financial instruments as risk management tools and, in accordance with Company policy, does not utilize them for speculative or trading purposes. The Company is also not a party to any leveraged derivatives. The Company is exposed to market risk from changes in interest rates. The Company manages its exposure to market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments that have been authorized pursuant to the Company's policies and procedures. The use of these derivatives allows the Company to reduce its overall exposure to market risk, as the gains and losses on these contracts substantially offset the gains and losses on the liabilities being hedged.

The Company uses derivative financial instruments to manage its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk primarily consists of floating rate instruments that are benchmarked to U.S. money market interest rates. The Company manages this risk by using interest rate swaps to convert floating rate short-term debt to synthetic fixed rate instruments. The Company also uses forward contracts to sell U.S. Treasury bonds to hedge interest rates on anticipated long-term debt issuance.

Item 8. Financial Statements and Supplementary Data

GTE SOUTHWEST INCORPORATED
Statements of Income


Years Ended December 31,                      1998           1997         1996
------------------------                    --------      ---------    ---------
                                                    (Dollars in Millions)
REVENUES AND SALES(a)
   Local services                           $  719.2      $  649.2     $  581.2
   Network access services                     701.5         660.4        627.3
   Toll services                                84.9         138.1        182.8
   Other services and sales                    281.6         228.9        231.6
                                            --------      --------     --------
     Total revenues and sales                1,787.2       1,676.6      1,622.9
                                            --------      --------     --------

OPERATING COSTS AND EXPENSES(b)
   Cost of services and sales                  675.8         591.0        603.6
   Selling, general and administrative         294.8         241.5        269.8
   Depreciation and amortization               350.1         353.6        341.7
                                            --------      --------     --------
     Total operating costs and expenses      1,320.7       1,186.1      1,215.1
                                            --------      --------     --------
OPERATING INCOME                               466.5         490.5        407.8

OTHER (INCOME) EXPENSE
   Interest - net(c)                            69.1          60.1         54.3
   Other - net                                  (0.1)         --          (32.5)
                                            --------      --------     --------
INCOME BEFORE INCOME TAXES                     397.5         430.4        386.0
   Income taxes                                136.5         142.2        130.2
                                            --------      --------     --------
INCOME BEFORE EXTRAORDINARY CHARGE             261.0         288.2        255.8
   Extraordinary charge                         (0.5)         --           --
                                            --------      --------     --------
NET INCOME                                  $  260.5      $  288.2     $  255.8
                                            ========      ========     ========


(a) Includes billings to affiliates of $39.7 million, $39.9 million and $39.7 million for the years 1998-1996, respectively.

(b) Includes billings from affiliates of $211.6 million, $84.7 million and $98.1 million for the years 1998-1996, respectively.

(c) Includes interest paid to affiliate of $7.5 million and $6.3 million for the years 1998 and 1997, respectively.






Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Balance Sheets


December 31,                                                      1998           1997
------------                                                  -----------     -----------
ASSETS                                                           (Dollars in Millions)
Current assets:
  Cash and cash equivalents                                   $      10.4     $      24.3
  Receivables, less allowances of $28.6 million
   and $21.2 million                                                286.2           300.1
  Accounts receivable from affiliates                                57.7            59.8
  Inventories and supplies                                           16.4            24.0
  Prepaid expenses and other                                         23.2            60.0
                                                              -----------     -----------

    Total current assets                                            393.9           468.2
                                                              -----------     -----------

Property, plant and equipment, net (including $568.9 million
  held for sale at December 31, 1998, see Note 11)                2,238.1         2,101.0
Prepaid pension costs                                               175.8           145.2
Other assets                                                         21.5            17.8
                                                              -----------     -----------

Total assets                                                  $   2,829.3     $   2,732.2
                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                        $     250.3     $       0.3
  Note payable to affiliate                                         163.0            42.8
  Accounts payable                                                   69.0            98.9
  Affiliate payables and accruals                                    81.7           105.7
  Advanced billings and customer deposits                            47.0            40.0
  Taxes payable                                                      75.6            37.0
  Accrued payroll costs                                              43.0            33.3
  Dividends payable                                                  52.2            45.5
  Other                                                              25.3            76.4
                                                              -----------     -----------

    Total current liabilities                                       807.1           479.9
                                                              -----------     -----------

  Long-term debt                                                    692.6           985.0
  Deferred income taxes                                             182.5           174.7
  Employee benefit plans                                            216.8           212.5
  Other liabilities                                                   3.9            26.0
                                                              -----------     -----------

    Total liabilities                                             1,902.9         1,878.1
                                                              -----------     -----------

Preferred stock, subject to mandatory redemption                     --               1.5
                                                              -----------     -----------

Shareholders' equity:
  Preferred stock                                                     7.6             7.6
  Common stock (6,500,000 shares issued)                            650.0           650.0
  Additional paid-in capital                                         48.8            48.8
  Retained earnings                                                 220.0           146.2
                                                              -----------     -----------

    Total shareholders' equity                                      926.4           852.6
                                                              -----------     -----------

Total liabilities and shareholders' equity                    $   2,829.3     $   2,732.2
                                                              ===========     ===========


The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Statements of Cash Flows


Years Ended December 31,                                       1998             1997             1996
------------------------                                   ------------     ------------     ------------
                                                                       (Dollars in Millions)
OPERATIONS
  Income before extraordinary charge                       $     261.0      $     288.2      $     255.8
  Adjustments to reconcile income before extraordinary
    charge to net cash from operations:
    Depreciation and amortization                                350.1            353.6            341.7
    Deferred income taxes                                          4.8             29.4             10.7
    Provision for uncollectible accounts                          38.3             31.2             36.0
    Change in current assets and current liabilities:
      Receivables - net                                          (22.2)           (58.3)           (96.5)
      Other current assets                                        44.3             (3.1)            (2.0)
      Accrued taxes and interest                                  42.0            (47.4)            26.9
      Other current liabilities                                 (103.3)           (24.2)           (43.6)
    Other - net                                                  (42.8)            (6.9)           (19.2)
                                                           -----------      -----------      -----------
    Net cash from operations                                     572.2            562.5            509.8
                                                           -----------      -----------      -----------
INVESTING
  Capital expenditures                                          (480.3)          (510.0)          (354.6)
  Proceeds from sale of assets                                    --               --               12.3
                                                           -----------      -----------      -----------
    Net cash used in investing                                  (480.3)          (510.0)          (342.3)
                                                           -----------      -----------      -----------
FINANCING
  Long-term debt issued                                          148.9             --              147.9
  Long-term debt and preferred stock retired,
        including premiums paid on early retirement              (42.3)           (38.5)           (13.7)
  Dividends paid                                                (179.9)          (272.3)           (87.5)
  Net change in affiliate notes                                  (29.8)           259.5           (103.1)
  Decrease in short-term obligations,
      excluding current maturities                                --               --             (105.8)
  Other - net                                                     (2.7)            --               --
                                                           -----------      -----------      -----------
    Net cash used in financing                                  (105.8)           (51.3)          (162.2)
                                                           -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents                 (13.9)             1.2              5.3
Cash and cash equivalents:
  Beginning of year                                               24.3             23.1             17.8
                                                           -----------      -----------      -----------
  End of year                                              $      10.4      $      24.3      $      23.1
                                                           ===========      ===========      ===========
Cash paid during the year for:
  Interest                                                 $      73.3      $      59.8      $      56.8
                                                           -----------      -----------      -----------
  Income taxes                                             $      63.7      $     119.8      $      99.7
                                                           -----------      -----------      -----------


The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Statements of Shareholders' Equity

                                                                      Additional
                                             Preferred    Common        Paid-In      Retained
                                               Stock       Stock        Capital      Earnings      Total
                                            ----------  -----------   -----------   ----------   ---------
                                                                      (Dollars in Millions)
Shareholders' equity, December 31, 1995     $    7.6      $  650.0      $   48.8     $    7.4     $  713.8
Net income                                                                              255.8        255.8
Dividends declared                                                                     (137.1)      (137.1)
                                            --------      --------      --------     --------     --------
Shareholders' equity, December 31, 1996          7.6         650.0          48.8        126.1        832.5
Net income                                                                              288.2        288.2
Dividends declared                                                                     (268.0)      (268.0)
Premium paid on early retirement of
   redeemable preferred stock                                                            (0.1)        (0.1)
                                            --------      --------      --------     --------     --------
Shareholders' equity, December 31, 1997          7.6         650.0          48.8        146.2        852.6
Net income                                                                              260.5        260.5
Dividends declared                                                                     (186.7)      (186.7)
                                            --------      --------      --------     --------     --------
Shareholders' equity, December 31, 1998     $    7.6      $  650.0      $   48.8     $  220.0     $  926.4
                                            ========      ========      ========     ========     ========




The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Notes to Financial Statements

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Southwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1998, the Company served 2,804,870 access lines in the states of Arkansas, New Mexico, Oklahoma and Texas. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $104.0 million, $121.9 million and $105.7 million for the years 1998-1996, respectively. Such purchases and services are recorded in the accounts of the Company at the lower of cost, including a return realized by GTE Supply, or fair market value.

The Company is billed for data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. The Company's financial statements also include allocated expenses resulting from the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers within GTE. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies. These charges amounted to $207.5 million, $77.7 million and $91.9 million for the years 1998-1996, respectively. The significant increase in 1998 charges is due to a reorganization of support functions within GTE. The cost of these support functions, which was previously recorded directly by the Company, is now allocated to the Company on a proportional cost basis.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $7.5 million in 1998 and $6.3 million in 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. In addition, when Directories sells Yellow Page directory advertising to customers within the Company's franchise area, the Company records a portion of the sale as revenue. Revenues from these activities amounted to $39.7 million, $39.9 million and $39.7 million for the years 1998-1996, respectively. Also, the Company is billed for certain printing and other costs associated with telephone directories, including the cost of customer contact information pages which are included in the Company's White Pages directories. These charges amounted to $4.1 million, $7.0 million and $6.2 million for the years 1998-1996, respectively.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

DEPRECIATION AND AMORTIZATION

The Company depreciates assets using the remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives. This method requires the periodic review and revision of depreciation rates.

The economic asset lives used by the Company are as follows:


       Average lives (in years)
       ------------------------
       Fiber-optic cable                           20
       Copper wire                                 15
       Switching equipment                         10
       Circuit equipment                            8

When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Curtailment gains and losses associated with employee separations are recognized when they occur. Settlement gains and losses associated with employee separations are recognized when the pension obligations are settled and the gain or loss is determinable.

VALUATION OF ASSETS

The impairment of tangible or intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

INCOME TAXES

The Company's results are included in GTE's consolidated Federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

FINANCIAL INSTRUMENTS

The Company uses a variety of financial instruments to hedge its exposure to fluctuations in interest. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

SOFTWARE

The Company classifies software as either network related or non-network related. For network-related software, initial operating systems software is capitalized and amortized over the life of the related hardware. All other network-related software, including right-to-use fees, is expensed as incurred. Non-network related software, which includes billing and administrative systems, is capitalized and amortized over 5 years. Software maintenance costs are expensed as incurred. In 1998 and 1997, $33.2 million and $10.6 million, respectively, of software expenditures were capitalized associated with the implementation of new administrative systems within the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed. During 1998, the Company expensed network-related software of approximately $39.2 million.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997, and 1996, there were no differences between net income and comprehensive income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 which is effective January 1, 2000.

2.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

3.  PLANNED ASSET SALES

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 606,000 switched access lines located in Arkansas, New Mexico, Oklahoma and Texas. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $568.9 million, continues to be reported in "Property, plant and equipment, net" in the balance sheets. Until sold, the Company intends to continue to operate all of these assets. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets.


Due to the centralized manner in which GTE's local telephone companies are managed and since the access lines to be sold represent a portion of the Company, revenues and operating income applicable to the access lines to be sold are not readily determinable. The 606,000 access lines represent approximately 28% of the average switched access lines that the Company had in service during 1998.

On May 31, 1996, the Company sold sixteen telephone exchanges (representing 6,196 access lines) in the state of Texas for $11 million in cash. A pretax gain of $4.3 million was recorded on the sale. The proceeds from this transaction were used primarily to reduce short-term obligations.


4.  EXTRAORDINARY CHARGE

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.5 million (net of tax benefits of $0.3), reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


5.  PREFERRED STOCK

The authorized and outstanding shares of cumulative preferred stock, not subject to mandatory redemption, at December 31, 1998 and 1997 are as follows:

                                               Shares            Amount
                                             ------------     ------------
                                                          (Dollars in Millions)
   $2.20     no par value                          32,000     $        1.6
    5.10%    $20 par value                        300,000              6.0
                                            -------------     ------------
      Total                                       332,000     $        7.6
                                            =============     ============

Cumulative preferred stock, subject to mandatory redemption, is as follows:


                                     1998                     1997
Authorized:                         Shares                   Shares
                                 -------------            ------------
    4.60% $20 par value                     --                 350,000
                                 -------------            ------------
      Total                                 --                 350,000
                                 =============            ============


                                                           December 31,
                                ------------------------------------------------------------------
                                             1998                               1997
                                -------------------------------     ------------------------------
                                   Shares            Amount            Shares           Amount
                                --------------    -------------     -------------    -------------
Outstanding:                                  (Dollars in Millions)              (Dollars in Millions)

    4.60% $20 par value                    --     $          --            75,500    $         1.5
                                --------------    -------------     -------------    -------------
      Total                                --     $          --            75,500    $         1.5
                                ==============    =============     =============    =============



The 4.60% Series sinking fund provisions require the Company to redeem a minimum of 7,000 shares at $20 per share on April 1 of each year. This requirement was met in 1997 with the purchase of 7,000 shares. In March 1998, the Company redeemed all outstanding shares of 4.60% Series preferred stock with cash from operations.

In May 1997, the Company redeemed all outstanding shares of $8.10 Series preferred stock with cash from operations. The Company incurred $0.1 million in premiums associated with these redemptions.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event dividends in arrears equal or exceed the annual dividends on all preferred stock. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1998.

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

At December 31, 1998, $55.9 million of the Company's retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Certificate of Incorporation.

7.  DEBT

Long-term debt as of December 31, was as follows:

                                                                               1998               1997
                                                                             ---------          ---------
                                                                                 (Dollars in Millions)
First mortgage bonds:
    7 1/2 % Series,   due 2002                                               $      --           $   40.0
    8 1/2 % Series,   due 2031                                                   100.0              100.0
    9.74  % Series T, due 2013                                                    12.0               12.3
    9.36  % Series U, due 2014                                                    35.0               35.0

Debentures:
    5.82 % Series A,  due 1999                                                   250.0              250.0
    6.54 % Series B,  due 2005                                                   250.0              250.0
    6.0  % Series C,  due 2006                                                   150.0              150.0
    6.23 % Series D,  due 2007                                                   150.0                 --

Other:
    Notes payable expected to be refinanced on a long-term basis                    --              150.0
    Capitalized leases                                                              --                0.1
                                                                             ---------           --------
  Total principal amount                                                         947.0              987.4
Less: unamortized discount                                                        (4.1)              (2.1)
                                                                             ---------           --------
  Total                                                                          942.9              985.3
Less: current maturities                                                        (250.3)              (0.3)
                                                                             ---------           --------
  Total long-term debt                                                       $   692.6           $  985.0
                                                                             =========           ========

Long-term debt as of December 31, 1997 includes $150.0 million of short-term borrowings in the form of affiliate notes payable which were refinanced by the issuance, in January 1998, of $150.0 million of 6.23% Series D debentures, due 2007. Net proceeds were applied toward the repayment of short-term borrowings incurred for the purpose of financing the Company's construction program and for general corporate purposes. The Company recognized an interest rate hedge loss of approximately $2.7 million on the settlement of forward contracts related to the January 1998 debt issuance. The loss is being amortized over the life of the associated refinanced debt.

In March 1998, the Company retired $40.0 million of long-term debt prior to stated maturity. The Company incurred $0.5 million in premiums associated with this retirement.

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

Estimated payments of long-term debt during the next five years are: $250.3 million in 1999; $2.7 million in 2000; $2.6 million each year 2001-2003.

Total short-term obligations as of December 31, were as follows:

                                                                         1998            1997
                                                                     -------------   ------------
                                                                        (Dollars in Millions)
Note payable to affiliate - average rate 5.4% and 6.2%               $       163.0   $       42.8
Current maturities of long-term debt                                         250.3            0.3
                                                                     -------------   ------------
  Total                                                              $       413.3   $       43.1
                                                                     =============   ============



The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. Also, the Company has an existing shelf registration statement for an additional $600 million of debentures.

At December 31, 1998, the Company had a note payable with GTE Funding in the amount of $159.1 million, which the Company is contractually obligated to repay.


8.  FINANCIAL INSTRUMENTS

The Company entered into forward contracts to sell U.S. Treasury Bonds during 1997, to hedge against changes in market interest rates of planned long-term debt issuances, which were completed in January 1998. A loss of approximately $2.7 million occurred upon settlement of these agreements and is being amortized over the life of the associated long-term debt issuance as an addition to interest expense.

As of December 31, 1998 and 1997, the Company had the following financial instruments in effect:

                                                                                                 Weighted
  Forward interest rate                                           Notional     Expiration         Average
    contracts:                                                     Amount         Dates           Pay Rate
                                                                 ---------     ------------    -------------
                                                            (Dollars in Millions)
             1998                                                $    0.0             --              --
             1997                                                   150.0            1998            6.48%


The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1998 and 1997, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $76.9 million and $17.9 million, respectively.

9.  INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                       1998             1997             1996
                                                   ------------     ------------      -----------
                                                               (Dollars in Millions)
Current:
  Federal                                           $     132.3      $     106.8      $     124.7
  State                                                    (0.6)             6.0             (5.2)
                                                    -----------      -----------      -----------
                                                          131.7            112.8            119.5
                                                    -----------      -----------      -----------
Deferred:
  Federal                                                   6.7             38.0              9.2
  State                                                     2.6             (2.9)             8.1
                                                    -----------      -----------      -----------
                                                            9.3             35.1             17.3
                                                    -----------      -----------      -----------
Amortization of deferred investment tax credits            (4.5)            (5.7)            (6.6)
                                                    -----------      -----------      -----------
    Total provision                                 $     136.5      $     142.2      $     130.2
                                                    ===========      ===========      ===========


A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the statements of income is as follows:

                                                                     1998         1997          1996
                                                                  ----------    ---------     ---------
                                                                           (Dollars in Millions)
Amounts computed at statutory rates                               $    139.0    $   150.4     $   134.7
  State and local income taxes, net of federal income tax effect         1.3          2.0           1.9
  Amortization of deferred investment tax credits                       (4.5)        (5.7)         (6.6)
  Other differences - net                                                0.7         (4.5)          0.2
                                                                  ----------    ---------     ---------
Total provision                                                   $    136.5    $   142.2     $   130.2
                                                                  ==========    =========     =========



The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                                            1998           1997
                                                                        ------------    -----------
                                                                           (Dollars in Millions)
Depreciation and amortization                                           $      190.4    $     195.3
Employee benefit obligations                                                   (83.7)         (80.0)
Prepaid pension cost                                                            52.4           41.5
Investment tax credits                                                           5.2            9.7
Other - net                                                                     26.6           19.6
                                                                        ------------    -----------
    Net deferred tax liability                                          $      190.9    $     186.1
                                                                        ============    ===========



10.  EMPLOYEE BENEFIT PLANS

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful.

Certain disclosures are required to be made of the components of pension credits, postretirement benefit costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated or projected benefit obligation and the fair value of plan assets. We do not present such disclosures because the structure of the GTE plans does not permit the plans' data to be readily disaggregated.

PENSION PLANS

The Company participates in noncontributory defined benefit pension plans sponsored by GTE covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities, and corporate debt securities.

The significant weighted-average assumptions used by GTE for the pension measurements were as follows at December 31:

                                                                1998         1997
                                                             -----------  ----------
         Discount rate                                           7.00%        7.25%
         Rate of compensation increase                           4.75%        5.00%
         Expected return on plan assets                          9.00%        9.00%

Net periodic benefit credit was $30.6 million, $39.9 million, and $32.4 million for the years 1998-1996, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement healthcare and life insurance benefit plans sponsored by GTE. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company intends to fund amounts for postretirement benefits as deemed appropriate.

Postretirement benefit cost was $20.8 million, $36.1 million, and $46.6 million for the years 1998-1996, respectively. The weighted-average assumptions used by GTE in the actuarial computations for postretirement benefits were as follows at December 31:

                                                              1998         1997
                                                          -----------   ----------
         Discount rate                                        7.00%        7.25%
         Expected return on plan assets                       8.00%        8.00%


SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.2 million, $5.1 million and $5.5 million in 1998-1996, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                                       1998              1997
                                                                 ---------------    ---------------
                                                                       (Dollars in Millions)
Land                                                             $          16.2    $          16.2
Buildings                                                                  394.0              381.2
Plant and equipment                                                      5,264.0            4,641.1
Construction in progress and other                                         119.6              379.7
                                                                 ---------------    ---------------

  Total                                                                  5,793.8            5,418.2
  Accumulated depreciation                                              (3,555.7)          (3,317.2)
                                                                 ---------------    ---------------

  Total property, plant and equipment - net                      $       2,238.1    $       2,101.0
                                                                 ===============    ===============


At December 31, 1998, total property, plant and equipment - net included $568.9 million of access lines and related equipment held for sale (See Note 3). This represents gross assets of $1.64 billion less accumulated depreciation of $1.07 billion.

12.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Arkansas, New Mexico, Oklahoma and Texas. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1998-1996 under various arrangements and amounted to $208.5 million, $218.8 million and $220.3 million, respectively.


13.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $23.3 million, $14.8 million and $18.4 million in 1998-1996, respectively. Minimum rental commitments under noncancelable leases are $4.5 million, $3.6 million, $3.5 million, $2.9 million and $2.5 million for the years 1999-2003, respectively, and aggregate $7.8 million thereafter.

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


14.  SEGMENT REPORTING

Effective December 31, 1998, GTE adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports.

The Company does not have separate reportable segments of its own. The Company is part of the Network Services product segment of GTE's National Operations segment. Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long-distance carriers to complete calls to or from locations outside of the Company's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, and operator assistance services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas.


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1998 and 1997 quarterly financial data is as follows :

                                                      Revenues     Operating        Net
                                                     and Sales       Income        Income
                                                    -----------    -----------   -----------
                                                             (Dollars in Millions)
1998
  First Quarter                                     $     424.0    $     102.3   $     55.6
  Second Quarter                                          454.2          118.0         66.2
  Third Quarter                                           467.2          112.3         58.7
  Fourth Quarter                                          441.8          133.9         80.0
                                                    -----------    -----------   ----------
    Total                                           $   1,787.2    $     466.5   $    260.5
                                                    ===========    ===========   ==========

1997
  First Quarter                                     $     417.7    $     145.2   $     86.4
  Second Quarter                                          411.3          111.3         64.8
  Third Quarter                                           445.6          136.1         79.4
  Fourth Quarter (a)                                      402.0           97.9         57.6
                                                    -----------    -----------   ----------
    Total                                           $   1,676.6    $     490.5   $    288.2
                                                    ===========    ===========   ==========


(a) Fourth quarter 1997 operating income includes the effects of a reduction to depreciation rates to reflect higher net salvage values related to certain of its telephone plant and equipment.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Southwest Incorporated:

We have audited the accompanying balance sheets of GTE Southwest Incorporated (a Delaware corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, as set forth under Item 8 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Southwest Incorporated as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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





Dallas, Texas                                          ARTHUR ANDERSEN LLP
January 28, 1999

MANAGEMENT REPORT


To Our Shareholders:

The management of GTE Southwest Incorporated (the Company) is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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




LARRY E. ATWELL
President




LAWRENCE R. WHITMAN
Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 2, 1999 are listed below along with their business experience during the past five years.


          Name               Age      Director Since                        Business Experience
-----------------------     -----    ---------------     ----------------------------------------------------------
John C. Appel                50            1996          President, GTE Network Services, 1997; Executive Vice
                                                         President - Network Operations, GTE Telephone Operations,
                                                         1996; Executive Vice President - Network Operations, all
                                                         GTE domestic telephone subsidiaries of which he is not
                                                         President, 1996; Director, all GTE domestic telephone
                                                         subsidiaries, 1996; President, GTE South Incorporated and
                                                         GTE North Incorporated, 1995; Senior Vice President -
                                                         Regulatory Operations, GTE Telephone Operations, 1994;
                                                         President, GTE Southwest Incorporated, 1994.

Mateland L. Keith, Jr.       56            1997          Senior Vice President - Regional Operations, GTE Network
                                                         Services, 1997; President, GTE California Incorporated,
                                                         1995; Assistant Vice President - Engineering, GTE
                                                         Telephone Operations, 1995; Area Vice President - Sales,
                                                         GTE North Incorporated, 1993.

Lawrence R. Whitman          47            1997          Vice President - Finance and Planning, GTE Network
                                                         Services, 1998; Vice President - Finance and Planning,
                                                         Business Development and Integration, 1997; Controller,
                                                         GTE Corporation, 1995; Vice President - Finance, TP&S,
                                                         1993.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.    Identification of Executive Officers

The list below contains the names, ages and positions of the executive officers of the Company as of March 2, 1999.

                                          Year Assumed
           Name                 Age     Present Position           Position
-------------------------       ---     -----------------  -------------------------------------------
John C. Appel                   50           1995            Executive Vice President - Network Operations
Larry E. Atwell (1)             51           1998            President
Quentin E. Bredeweg (2)         42           1998            Vice President - Regulatory
William M. Edwards, III (3)     50           1998            Vice President - Property Repositioning
Gregory D. Jacobson             47           1994            Treasurer
Robert G. McCoy                 54           1997            Vice President - Retail Markets
William G. Mundy (4)            49           1998            Vice President and General Counsel
Barry W. Paulson                47           1996            Vice President - Operations Planning and Support
Richard L. Schaulin             56           1995            Vice President - Human Resources
Stephen L. Shore (5)            47           1998            Controller
Larry J. Sparrow                55           1995            Vice President - Wholesale Markets
Lawrence R. Whitman(6)          47           1998            Vice President - Finance and Planning

(1) Larry E. Atwell was appointed President in January 1998 replacing Thomas W. Hall.

(2)  Quentin E. Bredeweg was appointed Vice President - Regulatory in May 1998.

(3) William M. Edwards, III was appointed Vice President - Property Repositioning in July 1998. He served as Vice President - Controller until April 1998.

(4) William G. Mundy was appointed Vice President and General Counsel in January 1998 replacing Richard M. Cahill.

(5) Stephen L. Shore was appointed Controller in May 1998 replacing William M. Edwards, III.

(6) Lawrence R. Whitman was appointed Vice President - Finance and Planning in May 1998 replacing Gerald K. Dinsmore.

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years. Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year.

Item 11.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the individual who served as Principal Executive Officer of the Company in 1998, each of the other four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as such and were compensated by the Company or GTE Network Services at the end of 1998 and the additional individual who served as executive officer of the Company or GTE Network Services in 1998 but did not serve as such or was not being compensated by the Company or GTE Network Services at the end of 1998 (collectively, the Named Executive Officers). The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the Named Executive Officers by the Company and GTE Network Services. The caption "Long-Term Compensation" sets forth all long-term compensation paid to the Named Executive Officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 2 to this table sets forth the actual 1998 annual compensation for each of the Named Executive Officers that was allocated to the Company.

                                                                                 Long-Term Compensation
                                       Annual Compensation (2)                Awards                  Payouts
                                                                     Restricted   Securities
                                                      Other Annual     Stock      Underlying     LTIP        All Other
Name and Principal                  Salary    Bonus   Compensation     Awards      Options/     Payouts     Compensation
Position in Group (1)        Year    ($)     ($) (3)       ($)        ($) (4)     SARs (#)(3)     ($)          ($) (5)
------------------------     -----  -------   ------  ------------   ---------    -----------   -------     -------------
Larry E. Atwell              1998   145,123   75,900       --             5,913       10,100     18,700         6,106
 President                   1997   119,831   50,800       --                --        5,000     23,100         5,180
                             1996   111,315   44,200       --                --        2,500         --         5,009

John C. Appel                1998   386,538  420,800       --            48,913       61,200    361,800        17,394
 Executive Vice President    1997   348,365  399,386       --            59,881       76,000    548,700        11,320
  Network Operations         1996   295,977  380,700       --            51,229      124,400    439,200        10,572

Larry J. Sparrow             1998   334,808  249,600       --            29,113       57,200    216,200        15,066
 Vice President -            1997   315,565  256,400       --            39,481       40,700    375,300        11,320
 Wholesale Markets           1996   294,812  260,800       --            41,561       81,400    404,100        10,613

Lawrence R. Whitman (6)      1998   268,672  240,952       --            22,685       57,200    193,000         4,431
 Vice President -            1997   262,615  223,700       --            32,525       40,700    296,700         5,971
 Finance and Planning        1996   232,615  210,900       --                --       32,700    247,300         5,971

Richard L. Schaulin          1998   279,958  145,616       --            18,200       19,000    136,800        13,358
 Vice President -            1997   283,842  163,400       --            25,025       25,500    237,000        11,320
 Human Resources             1996   268,735  178,200       --            27,088       25,500    255,200         6,750

Gerald K. Dinsmore (7)       1998   266,755  264,779       --                --       46,500    271,400        15,542
 Senior Vice President -     1997   302,532  314,807       --            45,906       62,200    411,800        11,320
 Finance and Planning        1996   288,619  263,700       --            41,751       81,400    404,100        10,613



(1) All persons named in the table are officers of the Company except as otherwise noted.

(2) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Atwell, Appel, Sparrow, Whitman, Schaulin and Dinsmore, for whom total annual amounts are shown above, is $28,397, $103,372, $77,300, $65,246, $54,601 and $68,061, respectively.

(3) The data in these columns represent the amounts received in 1998 by each of the Named Executive Officers under GTE's Executive Incentive Plan and Long-Term Incentive Plan (which is referred to in all tables as LTIP). In connection with GTE's Equity Participation Program, a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE common stock. The number of restricted stock units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE common stock on the New York Stock Exchange (NYSE) Composite Transactions Tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the NYSE Composite Transactions Tape on the dividend declaration date.

(4) The data in this column represents the dollar value of the matching restricted stock units based upon the average closing price described in footnote 3 above. Matching restricted stock units are received on the basis of one additional restricted stock unit for every four restricted stock units deferred through annual bonus deferrals described in footnote 3 above. GTE grants executives matching restricted stock units on the basis of one stock unit for every four stock units deferred. The matching restricted stock units were designed to increase focus on shareholder value and to compensate the executive for agreeing not to realize the economic value associated with deferred bonus amounts. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the NYSE Composite Transactions Tape on the dividend declaration date. Messrs. Atwell, Appel, Sparrow, Whitman, Schaulin and Dinsmore hold a total of 540, 15,790, 10,992, 4,503, 7,029, and 8,956 restricted stock units, respectively, which had a dollar value of $29,236, $977,950, $685,721, $270,262, $438,865 and $582,117, respectively, based solely upon the closing price of GTE common stock on December 31, 1998.

(5) The column "All Other Compensation" includes, for 1998, contributions by the Company to the GTE Savings Plan of $7,200 for each of Messrs. Appel, Sparrow, Schaulin and Dinsmore, $6,106 for Mr. Atwell and $4,431 for Mr. Whitman, and contributions by the Company to the GTE Executive Salary Deferral Plan of $10,194 for Mr. Appel, $7,866 for Mr. Sparrow, $6,158 for Mr. Schaulin and $8,342 for Mr. Dinsmore.

(6) Mr. Whitman was appointed Vice President-Finance and Planning of GTE Service Corporation in May 1998. He had served as the Controller of GTE Corporation since 1995, and before that as Vice President-Finance for GTE Telephone Products and Services since 1993.

(7) Mr. Dinsmore was appointed President, Business Development and Integration (a separate business unit of GTE) in June 1997. Mr. Dinsmore served as Senior Vice President-Finance and Planning of the Company until April 30, 1998. Although Mr. Dinsmore retained his title with the Company through April 30, 1998, he was compensated solely through his new position from June 1997 until his retirement from the Company in January 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the Named Executive Officers of the Company in 1998, whether or not specifically allocated to the Company. The options were granted under GTE's Long-Term Incentive Plan. In addition, these stock option grants included a replacement stock option feature. The replacement stock option feature provides that, if an executive exercises a stock option granted in 1998 by delivering previously owned shares that are sufficient to pay the exercise price plus applicable tax withholdings, the executive will receive a one-time additional stock option grant. The number of shares represented by that option will be equal to the number of previously owned shares surrendered in this transaction. This replacement stock option will be granted with an exercise price equal to fair market value on the date of grant. No stock appreciation rights were granted to the Named Executive Officers of the Company in 1998. Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.


                                             Individual Grants
                            --------------------------------------------------     Potential Realizable Value at
                            Number of      Percent of                                   Assumed Annual Rate
                            Securities    Total Options   Exercise                  of Stock Price Appreciation
                            Underlying     Granted to     or Base                         for Option Term
                              Options      Employees in     Price  Expiration   ------------------------------------
        Name                  Granted      Fiscal Year     ($/SH)     Date         0%          5%           10%
---------------------       ----------   --------------  --------- -----------  --------- -----------  -------------
Larry E. Atwell                10,100           .07%      54.3750   2/20/08        --     $   345,381  $     875,263

John C. Appel                  62,200           .42%      54.3750   2/20/08        --       2,092,804      5,303,576

Larry J. Sparrow               28,600           .19%      54.3750   2/20/08        --         978,010      2,478,469
                               28,600           .19%      58.1565   2/20/08        --       1,046,025      2,650,833

Lawrence R. Whitman            28,600           .19%      54.3750   2/20/08        --         978,010      2,478,469
                               28,600           .19%      58.1565   2/20/08        --       1,046,025      2,650,833

Richard L. Schaulin            19,000           .13%      54.3750   2/20/08        --         649,727      1,646,535

Gerald K. Dinsmore             46,500           .32%      54.3750   2/20/08        --       1,590,121      4,029,678

If the price of GTE common stock appreciates, the value of GTE common stock held by the shareholders will also increase. For example, the aggregate market value of GTE common stock on February 18, 1998 was approximately $52.33 billion based upon the market price on that date. If the share price of GTE common stock increases by 5% per year, the aggregate market value on February 18, 2008 of the same number of shares would be approximately $85.24 billion. If the price of GTE common stock increases by 10% per year, the aggregate market value on February 18, 2008 would be approximately $135.72 billion.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the Named Executive Officers of the Company during 1998. The table sets forth the value of options and stock appreciation rights held by such officers at year end measured in terms of the closing price of GTE common stock on December 31, 1998.

                                                            Number of Securities            Value of Unexercised
                                                           Underlying Unexercised         In-the-Money Options/SARs
                           Shares                       Options/SARs at Fiscal Year-End     at Fiscal Year-End ($)
                          Acquired         Value       --------------------------------  -----------------------------
        Name           On Exercise (#)  Realized ($)     Exercisable     Unexercisable   Exercisable     Unexercisable
-------------------    --------------   ------------   ------------      -------------   -----------     -------------
Larry E. Atwell                 1,749         30,823           1,666           14,268         35,767         252,308
John C. Appel                  41,900        769,504          46,066          174,068      1,125,017       3,758,302
Larry J. Sparrow               10,300        296,769         116,100          125,034      3,654,411       2,464,368
Lawrence R. Whitman            37,359        582,451           2,666           95,234         62,651       1,671,498
Richard L. Schaulin            15,000        355,313          25,500           44,500        630,334         887,558
Gerald K. Dinsmore             22,433        437,285          73,566          128,668      2,004,416       2,776,565



              LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The Long-Term Incentive Plan provides for awards to participating employees, including stock options, stock appreciation rights, performance bonuses and other stock-based awards. The stock options awarded under the plan to the Named Executive Officers in 1998 are shown in the table on the previous page.


                                                                             Estimated Future Payouts
                                                Performance            Under Non-Stock Price Based Plans (1)
                                Number of     Or Other Period    -------------------------------------------------
                              Shares, Units   Until Maturation     Threshold             Target
          Name               Or Other Rights     Or Payout        (# of Units)       (# of Units)      Maximum (2)
------------------------     ---------------   ---------------   --------------      ------------     ------------
Larry E. Atwell                          900           3 Years               253              975

John C. Appel                          9,600           3 Years             2,721           10,467

Larry J. Sparrow                       4,500           3 Years             1,276            4,906

Lawrence R. Whitman                    4,500           3 Years             1,276            4,906

Richard L. Schaulin                    2,400           3 Years               680            2,617

Gerald K. Dinsmore                     7,300           3 Years             2,069            7,959


(1) It is not possible to predict future dividends and, accordingly, estimated equivalent unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE common stock at the close of business on December 31, 1998. The target award is the dollar amount derived by multiplying the equivalent unit balance credited to the participant at the end of the award cycle by the average closing price of GTE common stock, as reported on the NYSE Composite Transactions Tape, during the last 20 business days of the award cycle.

(2) This column has intentionally been left blank because it is not possible to determine the maximum number of equivalent units until the award cycle has been completed. Subject to the award limit discussed in footnote 1 above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five key measures exceed the respective target levels. If GTE's actual results during the cycle for the five key measures exceed the respective target levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

                  Performance Increment Above
                   Revenue Performance Target                    Added Percentage to Combined Awards
           -------------------------------------------        -------------------------------------------
                    Each 0.1% improvement in
                   cumulative revenue growth                                     +2%

     Thus, for example, if the revenue growth key measure exceeds its target level by .5% while the remaining four key measures are precisely at their respective target levels, then the performance bonus will equal 110% of the combined target award.



GTE IMPLEMENTATION AND RETENTION BONUS PLAN

On November 3, 1998, the GTE Executive Compensation and Organizational Structure Committee of the Board of Directors approved the Implementation and Retention Bonus Plan. This plan provides incentives to employees who are critical to completing the merger or necessary to ensure the continuity and effectiveness of GTE's businesses, and who are likely targets for competitive offers from other companies.

GTE has entered into an agreement with Mr. Appel under which he will receive estimated cash payments equal to 1.5 times his base salary plus EIP award. GTE has also entered into agreements with Messrs. Atwell, Sparrow, Whitman, Schaulin and five other executive officers under which each will receive estimated cash payments equal to 1.0 times base salary plus EIP award.

Payment will be made in a lump-sum amount when the GTE/Bell Atlantic merger becomes effective. If the merger is not completed, some of GTE's executive officers will receive 25% of their anticipated payment under the plan. Mr. Appel will only receive payments under the plan if the merger is completed.

GTE EXECUTIVE SEVERANCE AGREEMENTS

In its desire to retain key executives, GTE previously entered into executive severance agreements with seven individuals who have served as executive officers of the Company at any time since January 1, 1998. These individuals include Messrs. Appel, Sparrow, Whitman, Schaulin and three other executive officers. These agreements provide benefits to be paid in the event of a qualifying termination following a change in control of GTE. A change in control of GTE will occur upon approval of the GTE/Bell Atlantic merger by GTE shareholders.

Any executive who is terminated for reasons other than cause or who resigns for good reason, both of which are defined under the executive severance agreements, will generally receive:

o payment of two times the sum of the executive's base salary and annual bonus;

o    eligibility for early retirement benefits;

o    pension credits for the period covered by the severance payment;

o    medical and life insurance coverage for up to two years;

o    GTE retiree medical and life insurance; and

o    financial and outplacement counseling.

The executive severance agreement with Mr. Appel also provides for an additional payment to compensate the executive for any excise tax that may be imposed by the Internal Revenue Service.

In connection with Mr. Dinsmore's retirement, he will generally receive the same benefits as he would have received had he been terminated for reasons other than cause following a change in control of GTE under a GTE executive severance agreement.

RETIREMENT PROGRAMS

Pension Plans

The following table illustrates the estimated annual benefits payable under GTE's defined benefit pension plans. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

                               PENSION PLAN TABLE


                                                                 Years of Service
    Final Average               ----------------------------------------------------------------------------------
       Earnings                      15                20               25                30               35
--------------------            ----------------------------------------------------------------------------------

$            200,000            $     42,101      $     56,134     $     70,168      $     84,201     $     98,235
             300,000                  63,851            85,134          106,418           127,701          148,985
             400,000                  85,601           114,134          142,668           171,201          199,735
             500,000                 107,351           143,134          178,918           214,701          250,485
             600,000                 129,101           172,134          215,168           258,201          301,235
             700,000                 150,851           201,134          251,418           301,701          351,985
             800,000                 172,601           230,134          287,668           345,201          402,735
             900,000                 194,351           259,134          323,918           388,701          453,485
           1,000,000                 216,101           288,134          360,168           432,201          504,235
           1,200,000                 259,601           346,134          432,668           519,201          605,735
           1,500,000                 324,851           433,134          541,418           649,701          757,985
           2,000,000                 433,601           578,134          722,668           867,201        1,011,735
           2,500,000                 542,351           723,134          903,918         1,084,701        1,265,485

All executive officers of the Company are employees of GTE Service Corporation, a wholly-owned subsidiary of GTE, which maintains the GTE Service Corporation plan for Employees' Pensions. The GTE Service Corporation plan is a noncontributory pension plan for the benefit of all employees of GTE Service Corporation and participating affiliates who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits provided by GTE Service Corporation and contributions to the GTE Service Corporation plan are related to basic salary and incentive payments exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the GTE Service Corporation plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed $31,100, which is the portion of salary subject to the Federal Social Security Act, and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds this level up to the statutory limit on compensation. As of February 26, 1999, the credited years of service under the GTE Service Corporation plan for Messrs. Atwell, Appel, Sparrow, Whitman and Schaulin are 25, 27, 31, 19 and 35, respectively. Mr. Dinsmore retired in January 1999 with 23 credited years of service.

Under federal law, an employee's benefits under a qualified pension plan, such as the GTE Service Corporation plan, are limited to certain maximum amounts. GTE maintains the Excess Pension Plan, which supplements the benefits of any participant in the GTE Service Corporation plan in an amount by which any participant's benefits under the GTE Service Corporation plan are limited by law. In addition, the Supplemental Executive Retirement Plan provides additional retirement benefits determined in a similar manner as under the GTE Service Corporation plan on compensation accrued under certain management incentive plans as determined by the Executive Compensation and Organizational Structure Committee. The Supplemental Executive Retirement Plan and GTE Excess Pension Plan benefits are payable in a lump sum or an annuity.

Executive Retired Life Insurance Plan

GTE's Executive Retired Life Insurance Plan provides Messrs. Atwell, Appel, Sparrow, Whitman, Schaulin and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, Executive Retired Life Insurance Plan benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.

DIRECTORS' COMPENSATION

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners as of February 28, 1999:


                                   Name and Address of                   Shares of
           Title of Class            Beneficial Owner               Beneficial Ownership    Percent of Class
     -----------------------     ----------------------           -----------------------   ----------------
     Common Stock of GTE         GTE Corporation                        6,500,000                100%
     Southwest Incorporated      1255 Corporate Drive               shares of record
                                 Irving, TX 75038

(b) Security Ownership of Management as of December 31, 1998:

                                                                                Shares
                                                                             Beneficially
                                                                             Owned as of
           Title of Class             Name of Director (1) (2) (3)        December 31, 1998
     --------------------------- ---------------------------------        -----------------
     Common Stock of GTE         John C. Appel                                       68,798
     Corporation                 Mateland L. Keith, Jr.                              23,210
                                 Lawrence R. Whitman                                 33,805
                                                                          -----------------
                                                                                    125,813
                                                                          =================

                                     Executive Officers (1) (2) (3)
                                 ---------------------------------------
                                 Larry E. Atwell                                      7,547
                                 John C. Appel                                       68,798
                                 Larry J. Sparrow                                    51,815
                                 Lawrence R. Whitman                                 33,805
                                 Richard L. Schaulin                                 32,591
                                                                          -----------------
                                                                                    194,556
                                                                          =================
                                 All directors and executive
                                 officers as a group (1) (2) (3)                    311,269
                                                                          =================


    (1)  Includes shares acquired through participation in the GTE Savings Plan.

    (2) Included in the number of shares beneficially owned by Messrs. Atwell, Appel, Sparrow, Whitman, Schaulin and all directors and executive officers as a group are 5,867, 61,867, 36,667, 31,333, 23,333 and
         259,802 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

    (3) No director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.


(c) There were no changes in control of the Company during 1998.



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

        (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1998-1996 (as required):

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

                4.3* Second Supplemental Indenture dated as of January 1, 1998 between GTE Southwest Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association) (Exhibit 4.4 of the Company's Report on Form 8-K, dated January 5, 1998)

                10.1 Material Contracts - Severance Agreement between GTE and John C. Appel

                10.2 Material Contracts - Severance Agreements between GTE and Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

                10.3 Material Contracts - Retention Agreement between GTE and John C. Appel

                10.4 Material Contracts - Retention Agreements between GTE and Larry E. Atwell, Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

                12 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

                23         Consent of Independent Public Accountants

                27         Financial Data Schedule

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of 1998.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE SOUTHWEST INCORPORATED

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 1998, 1997 and 1996
(Dollars in Millions)


-------------------------------------------------------------------------------------------------------------------
             Column A           Column B                 Column C                   Column D          Column E
-------------------------------------------------------------------------------------------------------------------
                                                         Additions
                                               ----------------------------------
                                   Balance at                         Charged           Deductions
                                   Beginning      Charged to       (Credited) to      from Reserves    Balance at
         Description                of Year         Income         Other Accounts       (Note a)      Close of Year
-------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the years ended:

    December 31, 1998              $  21.2         $  38.3          $     6.4(b)        $   37.3          $   28.6
                                   ===============================================================================
    December 31, 1997              $  23.6         $  31.2          $    30.4(b)        $   64.0          $   21.2
                                   ===============================================================================
    December 31, 1996              $  21.2         $  36.0          $    30.1(b)        $   63.7          $   23.6
                                   ===============================================================================

Accrued restructuring costs for the
    year ended:

    December 31, 1996              $  82.9         $    --          $   (26.9)(c)       $   56.0           $    --
                                   ===============================================================================





NOTES:

(a)  Charges for which reserve was created.

(b)  Recoveries of previously written-off amounts.

(c) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GTE SOUTHWEST INCORPORATED
                                   ----------------------------------------
                                               (Registrant)


Date     March 26, 1999         By        /s/ LARRY E. ATWELL
    --------------------           ------------------------------------------
                                              Larry E. Atwell
                                                President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/   LARRY E. ATWELL                    President                                        March 26, 1999
----------------------------             (Principal Executive Officer)
      Larry E. Atwell


/s/    LAWRENCE R. WHITMAN               Vice President - Finance and Planning            March 26, 1999
----------------------------             Director
       Lawrence R. Whitman               (Principal Financial Officer)



/s/   STEPHEN L. SHORE                   Controller                                       March 26, 1999
----------------------------             (Principal Accounting Officer)
      Stephen L. Shore


/s/   JOHN C. APPEL                      Director                                         March 26, 1999
----------------------------
      John C. Appel


/s/   MATELAND L. KEITH, JR.             Director                                         March 26, 1999
----------------------------
      Mateland L. Keith, Jr.

                                 EXHIBIT INDEX

       Exhibit
       Number              Description
       -------             -----------

       10.1                Material Contracts - Severance Agreement between GTE and John C.
                           Appel

       10.2                Material Contracts - Severance Agreements between GTE and Richard L.
                           Schaulin, Larry J. Sparrow and Lawrence R. Whitman

       10.3                Material Contracts - Retention Agreement between GTE and John C.
                           Appel

       10.4                Material Contracts - Retention Agreements between GTE and Larry E. Atwell,
                           Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

       12                  Statements re: Calculation of the Ratio of Earnings to Fixed Charges

       23                  Consent of Independent Public Accountants

       27                  Financial Data Schedule