Form 10-Q
period 1999-06-30
GTE SOUTHWEST INC
filed 1999-08-12
CIK 40874

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

                  For the quarterly period ended: JUNE 30, 1999

                                       or

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

The Company had 6,500,000 shares of $100 par value common stock outstanding at July 31, 1999. The Company's common stock is 100% owned by GTE Corporation.


================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GTE SOUTHWEST INCORPORATED
                   Condensed Statements of Income (Unaudited)


                                               Three Months Ended    Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    -----------------
                                                1999       1998       1999       1998
                                               ------     -------    ------     ------
                                                        (Dollars in Millions)
REVENUES AND SALES
     Local services                            $168.9     $ 179.5    $341.3     $353.7
     Network access services                    187.2       183.8     361.5      349.8
     Other services and sales                    87.7        90.9     166.4      174.7
                                               ------     -------    ------     ------

        Total revenues and sales                443.8       454.2     869.2      878.2
                                               ------     -------    ------     ------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                 144.4       168.2     300.7      329.8
     Selling, general and administrative         83.0        77.0     174.2      144.6
     Depreciation and amortization               75.1        91.0     151.3      183.5
                                               ------     -------    ------     ------

        Total operating costs and expenses      302.5       336.2     626.2      657.9
                                               ------     -------    ------     ------

OPERATING INCOME                                141.3       118.0     243.0      220.3

OTHER EXPENSE
     Interest - net                              18.1        17.6      36.7       34.1
                                               ------     -------    ------     ------

INCOME BEFORE INCOME TAXES                      123.2       100.4     206.3      186.2
     Income taxes                                43.5        34.2      72.8       63.9
                                               ------     -------    ------     ------

INCOME BEFORE EXTRAORDINARY CHARGE               79.7        66.2     133.5      122.3
     Extraordinary charge                          --          --        --       (0.5)
                                               ------     -------    ------     ------

NET INCOME                                     $ 79.7     $  66.2    $133.5     $121.8
                                               ======     =======    ======     ======


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                      Condensed Balance Sheets (Unaudited)


                                                        June 30,   December 31,
                                                          1999         1998
                                                        --------   ------------
                                                         (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                           $    6.8      $   10.4
    Receivables, less allowances of $28.7 million
       and $28.6 million                                   276.5         286.2
    Accounts receivable from affiliates                     33.2          57.7
    Inventories and supplies                                24.5          16.4
    Net assets held for sale (see Note 4)                  605.5            --
    Prepaid expenses and other                               9.7          23.2
                                                        --------      --------

       Total current assets                                956.2         393.9
                                                        --------      --------


Property, plant and equipment, at cost                   4,229.3       5,793.8
Accumulated depreciation                                (2,540.0)     (3,555.7)
                                                        --------      --------

       Total property, plant and equipment, net (a)      1,689.3       2,238.1
                                                        --------      --------


Prepaid pension costs                                      208.7         175.8
Other assets                                                14.1          21.5
                                                        --------      --------

Total assets                                            $2,868.3      $2,829.3
                                                        ========      ========


(a) Includes $568.9 million at December 31, 1998, that is now held for sale, see
    Note 4.

The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                Condensed Balance Sheets (Unaudited) - Continued


                                               June 30,    December 31,
                                                 1999         1998
                                               --------    ------------
                                                (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt       $  250.3     $  250.3
    Notes payable to affiliates                   151.0        163.0
    Accounts payable                               83.7         69.0
    Affiliate payables and accruals                58.8         81.7
    Other                                         248.4        243.1
                                               --------     --------

       Total current liabilities                  792.2        807.1
                                               --------     --------


Long-term debt                                    692.5        692.6
Employee benefit plans                            227.8        216.8
Deferred income taxes and other                   203.1        186.4
                                               --------     --------

       Total liabilities                        1,915.6      1,902.9
                                               --------     --------


Shareholders' equity
    Preferred stock                                 7.6          7.6
    Common stock (6,500,000 shares issued)        650.0        650.0
    Additional paid-in capital                     48.8         48.8
    Retained earnings                             246.3        220.0
                                               --------     --------

       Total shareholders' equity                 952.7        926.4
                                               --------     --------

Total liabilities and shareholders' equity     $2,868.3     $2,829.3
                                               ========     ========

The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                 Condensed Statements of Cash Flows (Unaudited)


                                                                Six Months Ended
                                                                     June 30,
                                                               ------------------
                                                                1999        1998
                                                               ------      ------
                                                              (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                         $133.5      $122.3
    Adjustments to reconcile income before extraordinary
       charge to net cash from operations:
         Depreciation and amortization                          151.3       183.5
         Provision for uncollectible accounts                    15.5        19.1
         Changes in current assets and current liabilities       (3.2)      (32.1)
         Deferred income taxes and other - net                   15.9       (32.5)
                                                               ------      ------
       Net cash from operations                                 313.0       260.3
                                                               ------      ------

INVESTING
    Capital expenditures                                       (204.5)     (248.3)
    Other - net                                                   0.5          --
                                                               ------      ------
       Net cash used in investing                              (204.0)     (248.3)
                                                               ------      ------

FINANCING
    Long-term debt issued                                          --       148.9
    Long-term debt and preferred stock retired,
       including premiums paid on early retirement               (0.3)      (42.3)
    Dividends paid                                             (100.3)      (80.3)
    Net change in affiliate notes                               (12.0)      (30.3)
    Other - net                                                    --        (2.6)
                                                               ------      ------
       Net cash used in financing                              (112.6)       (6.6)
                                                               ------      ------

Increase (decrease) in cash and cash equivalents                 (3.6)        5.4

Cash and cash equivalents:
    Beginning of period                                          10.4        24.3
                                                               ------      ------

    End of period                                              $  6.8      $ 29.7
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

NOTE 2. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the second quarter and first half of 1999, the Company capitalized $10.1 million and $14.7 million, respectively, of software expenditures, which would have previously been expensed.

NOTE 3. SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $18.4 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed income statements. The components of the charge include separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.

NOTE 4. NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 606,000 switched access lines located in Arkansas, New Mexico, Oklahoma and Texas. During June 1999, the Company entered into an agreement to sell approximately 89,000 switched access lines located in Arkansas to CenturyTel, Inc. The Company plans to enter into agreements to sell the remaining lines located in New Mexico, Oklahoma and Texas during the remainder of 1999. All sales will be subject to regulatory approval and are expected to close in the first half of 2000. The associated net assets of all lines to be sold approximate $605.5 million. These assets consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed balance sheets as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in depreciation expense reductions of $26.5 million and $53.0 million for the second quarter and first half of 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 606,000 access lines represent approximately 28% of the average switched access lines that the Company had in service during 1998, and contributed approximately 22% to 1998 revenues.

                           GTE SOUTHWEST INCORPORATED
         Notes to Condensed Financial Statements (Unaudited) - Continued

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

NOTE 6. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

                           GTE SOUTHWEST INCORPORATED

Item 2.       Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

RESULTS OF OPERATIONS

Net income increased by $13.5 million or 20% and $11.7 million or 10% for the three and six months ended June 30, 1999, respectively. These increases are primarily due to lower operating costs and expenses. In the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.5 million (net of tax benefits of $0.3 million) reflecting premiums paid on the retirement of high-coupon debt and preferred stock prior to stated maturity.


REVENUES AND SALES
(Dollars in Millions)               Three Months Ended
                                         June 30,
                                   --------------------       Increase      Percent
                                    1999          1998       (Decrease)      Change
                                   ------        ------      ----------     -------
Local services                     $168.9        $179.5        $(10.6)        (6)%
Network access services             187.2         183.8           3.4          2%
Other services and sales             87.7          90.9          (3.2)        (4)%
                                   ------        ------        ------
   Total revenues and sales        $443.8        $454.2        $(10.4)        (2)%
                                   ======        ======        ======


                                     Six Months Ended
                                          June 30,
                                   --------------------       Increase       Percent
                                    1999          1998       (Decrease)      Change
                                   ------        ------      ----------      -------
Local services                     $341.3        $353.7        $(12.4)        (4)%
Network access services             361.5         349.8          11.7          3%
Other services and sales            166.4         174.7          (8.3)        (5)%
                                   ------        ------        ------
   Total revenues and sales        $869.2        $878.2        $ (9.0)        (1)%
                                   ======        ======        ======

Local Services Revenues

The decreases in local services revenues for the three and six months ended June 30, 1999, are primarily the result of a $9.5 million and $19.0 million reduction in revenues, respectively, due to the completion during 1998 of the amortization of a reserve previously established for potential refunds related to the 1989 Texas rate case. In addition, an extended area service rate reduction in Texas decreased revenues by $3.9 million and $4.5 million, respectively. A lower level of non-recurring charges paid by customers and a declining use of public telephones further reduced revenues by $2.3 million and $2.1 million for the second quarter and year-to-date, respectively. These decreases are partially offset by access line growth of 7% for the three and six months ended June 30, 1999, generating additional revenues of $4.1 million and $8.9 million, respectively, from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. Demand for enhanced custom calling features, such as SmartCall(R) services, contributed $1.7 million and $4.1 million to the increases in local services revenues for the three and six months ended June 30, 1999, respectively.

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Network Access Services Revenues

Second quarter and year-to-date increases in network access services revenues were driven by 6% and 5% increases in minutes of use, which generated revenues of $4.4 million and $7.9 million, respectively. Special access revenues grew by $6.7 million and $15.6 million for the three and six months ended June 30, 1999, respectively, as a result of greater demand for increased bandwidth services by high capacity users. Partially offsetting the three and six month increases are decreases of $2.7 million and $5.5 million, resulting from the impact of mandated interstate and intrastate access price changes. Additional decreases of $3.2 million and $5.2 million are related to the 1989 Texas rate case, as discussed in "Local Services Revenues" above.

Other Services and Sales Revenues

Other services and sales revenues decreased for the three and six month periods ended June 30, 1999, primarily due to a $7.2 million and $15.5 million decline in toll revenues, primarily related to intraLATA (local access transport area) toll competition, and the impact of optional discount calling plans, which effectively lowered intrastate toll rates. Additionally, rental activity decreased $1.1 million and $2.5 million. The decreases are partially offset by higher revenues of $3.6 million and $1.8 million related to the timing of directory advertising, and by increases of $2.6 million and $7.0 million from billing and collection services for the three and six months ended June 30, 1999, respectively.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                         Three Months Ended
                                                    June 30,
                                             --------------------        Increase      Percent
                                              1999          1998        (Decrease)     Change
                                             ------        ------       ----------     -------
Cost of services and sales                   $144.4        $168.2        $(23.8)        (14)%
Selling, general and administrative            83.0          77.0           6.0           8%
Depreciation and amortization                  75.1          91.0         (15.9)        (17)%
                                             ------        ------        ------
   Total operating costs and expenses        $302.5        $336.2        $(33.7)        (10)%
                                             ======        ======        ======


                                               Six Months Ended
                                                    June 30,
                                             --------------------       Increase         Percent
                                              1999          1998       (Decrease)         Change
                                             ------        ------      ----------        -------
Cost of services and sales                   $300.7        $329.8        $(29.1)            (9)%
Selling, general and administrative           174.2         144.6          29.6             20%
Depreciation and amortization                 151.3         183.5         (32.2)           (18)%
                                             ------        ------        ------
   Total operating costs and expenses        $626.2        $657.9        $(31.7)            (5)%
                                             ======        ======        ======


The decreases in total operating costs for the three and six months ended June 30, 1999 are primarily due to reduced software right-to-use (RTU) fees of $15.5 million and $23.9 million, respectively, associated with the Company's network switching equipment. This includes a reduction in RTU costs of $10.1 million and $14.7 million due to the capitalization of software costs in 1999, as a result of the adoption of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in addition to a reduction in overall 1999 RTU fees of $5.4 million and $9.2 million. Also, pension settlement gains recorded in the second quarter of 1999 contributed an additional $26.1 million to the year-to-date decrease in total operating costs. Partially offsetting these expense reductions for the first six months of 1999, is a one-time special charge of $18.4 million associated with employee separation programs completed in the first quarter of 1999. Expenses were also

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


increased by favorable adjustments of certain employee benefits and other liabilities that reduced expenses in the second quarter of 1998 by $13.8 million. Additionally, costs associated with the expansion of daily operating hours of the customer care centers and operator services contributed increased costs of $9.5 million and $15.8 million for the three and six months ended June 30, 1999, respectively. Decreases in depreciation and amortization for the three and six months ended June 30, 1999 primarily result from reductions of $26.5 million and $53.0 million related to the discontinuation of depreciation on non-strategic access lines held for sale (as discussed more fully in "OTHER DEVELOPMENTS - Planned Asset Sales"), partially offset by increases of $5.1 million and $10.9 million related to depreciation associated with additional investment in plant.


OTHER INCOME STATEMENT ITEMS

Interest-net increased 3% or $0.5 million and 8% or $2.6 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases are primarily due to increases in interest expense resulting from higher average short-term debt levels.

Income taxes increased 27% or $9.3 million and 14% or $8.9 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases are primarily due to increases in pretax income and other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.5 million (net of tax benefits of $0.3 million), reflecting premiums paid on the retirement of high-coupon debt and preferred stock prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's committed bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $600.0 million of debentures.

The Company's primary source of funds during the first six months of 1999 was cash from operations of $313.0 million compared to $260.3 million for the same period in 1998. The increase in cash from operations primarily reflects a decrease in working capital requirements and an increase in results from operations.

The Company's capital expenditures during the first six months of 1999 were $204.5 million compared to $248.3 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The overall anticipated capital expenditures for 1999 are expected to decrease slightly from the 1998 level.

Net cash used in financing activities was $112.6 million during the first six months of 1999 compared to $6.6 million for the same period in 1998. This included dividend payments of $100.3 million during the first six months of 1999 compared to $80.3 million for the same period in 1998. Short-term financing, represented by the net change in affiliate notes, decreased $12.0 million for the first six months of 1999, compared to a decrease of $30.3 million

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


for the same period in 1998. During the first six months of 1999, the Company retired $0.3 million of long-term debt compared to a total of $42.3 million paid for the retirement of long-term debt and preferred stock in 1998. The 1998 retirements include a pretax charge of $0.8 ($0.5 million after-tax) in premiums paid on the retirement of long-term debt and preferred stock prior to stated maturity. In January 1998, the Company issued $150.0 million of 6.23% debentures to repay short-term borrowings incurred to finance the Company's construction program and for general corporate purposes. The Company recognized an interest rate hedge loss of approximately $2.6 million on the settlement of forward contracts related to the January 1998 debt issuance. The loss is being amortized over the life of the associated debt.


INTERSTATE REGULATORY DEVELOPMENTS

During the second quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the second quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on the merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE is continuing to provide individual UNEs on a non-combined basis set forth in existing interconnection agreements even though it is not legally obligated to do so.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are (1) the FCC's cost methodology used to set prices, (2) it's methodology for setting wholesale discounts, and (3) the "proxy rates" it set for interconnection, UNEs and wholesale discounts. Supplemental opening briefs from petitioners and supporting intervenors were filed July 16, 1999 and the opening brief of the FCC and its supporting intervenors is due August 16, 1999. Reply briefs are due August 31, 1999. Oral argument is scheduled for September 1999.

Universal Service

GTE is active before both state and federal regulators advocating rapid development and implementation of measures that will meet the requirements of
Section 254 of the Telecommunications Act that covers the Federal

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Universal Service Program. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service and planned to select cost inputs in the second quarter of 1999. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for nonrural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. Specifically, the Fifth Circuit upheld the agency's decisions regarding: 1) several aspects of the high-cost support program, including implementation timing, separate treatment of rural carriers, the definition of service areas and use of the forward-looking costs to determine support; 2) no mandatory unbundling of supported services; 3) inclusion of commercial mobile radio service providers as universal service fund contributors; and 4) aspects of the schools and libraries program, including support for Internet access and internal connections and payments to non-telecommunications carriers. The Fifth Circuit reversed: 1) the assessment of contributions for schools and libraries fund based, in part, on intrastate revenues; 2) the rule prohibiting local telephone service providers from disconnecting low-income subscribers for non-payment of long distance charges; 3) the decision to assess high-cost fund contributions on primarily international carriers despite marginal interstate revenues; 4) the requirement that ILECs recover their contributions from access charges; and 5) the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. GTE is considering its options.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $10.9 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. It is likely that the FCC will put the coalition's proposal out for public comment in August 1999. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service.

On August 4, 1999, the FCC announced adoption of an Order that grants price cap local exchange carriers the ability to introduce new services without regulatory delay. The Order also offers the promise of progressively greater flexibility in setting the prices for interstate special access services as competition develops, gradually replacing regulation with competition as the primary means of setting prices. Although the text of the Order is not yet available, based upon the FCC press release, the FCC has taken a reasonable step towards lessening regulation of interstate special access. It appears the FCC has established a framework that will allow ILECs the ability to use some of the same pricing mechanisms offered by CLECs for special access services. The press release indicates the FCC has begun a new rulemaking proceeding that is likely to lead to additional pricing flexibility for interstate switched access services.

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

In an Order and Notice of Proposed Rulemaking (NPRM) released in August 1998, the FCC ruled that advanced services offered by an ILEC are subject to the unbundling and resale requirements of the Telecommunications Act.

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an ILEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops, unbundling and resale obligations for network facilities needed for advanced services.

In March 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed the Order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service).

GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The city of Portland, Oregon was first to adopt such a requirement and a subsequent federal court challenge by AT&T was denied. AT&T has appealed that decision and arguments will take place in October 1999. The FCC announced that it will file a brief to express its concern over the effect that the actions of local franchising authorities could have on the FCC's hands-off approach to the broadband market, and specifically address the importance of a national policy.

In July 1999, Broward County, Florida also adopted an ordinance requiring cable television franchisees to provide ISPs "nondiscriminatory equal access" to their cable modem platforms. AT&T subsequently announced that it would appeal that decision as well. Also, in July 1999, Comcast Cablevision and Advanced Cable Communications filed a lawsuit claiming Broward County violated the Communications Act by inserting unlawful requirements into the franchise agreement.

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


INTRASTATE REGULATORY DEVELOPMENTS

Texas

In December 1996, the Texas Public Utility Commission (TPUC) issued decisions in the Company's arbitration with AT&T, MCI, and Sprint to determine interconnection, resale and unbundling terms and conditions. The discount rate for the Company's resold services was set at 22.99%. Interim rates based on the Company's costs will be used for interconnection and UNEs until permanent discounts are established upon further investigation into cost methodology. The Company filed cost studies in June 1997 and revised cost studies in February and August 1998. GTE has reached an agreement with various carriers in the permanent UNE case under which the interim UNE rates will continue until the parties' contracts expire. During 1997, the Company filed lawsuits in the U.S. District Court challenging portions of the TPUC's determinations. These lawsuits have been consolidated into a single lawsuit and a decision is anticipated in the second half of 1999.

In September 1997, the Company appealed an order of the TPUC pertaining to the manner in which the Company markets long distance service with GTE Long Distance, a division of an affiliate company, GTE Communications Corporation. The Company had proposed that GTE Long Distance would provide a discount on both the interLATA long distance service that GTE Long Distance offered as well as a discount on the intraLATA toll provided by the Company. GTE Long Distance would absorb the entire discount while the Company would continue to receive its tariffed rate for the intraLATA toll service. Although the administrative law judge in the case ruled the offering appropriate, the TPUC reversed the ruling. The Company appealed the TPUC's ruling in district court. A hearing was held in December 1998 and the order was reversed, due to inadequate justification, and remanded to the TPUC. In April 1999, the TPUC vacated its initial order on this case with no further action taken.

In June 1999, the governor of Texas signed into law significant revisions to the Public Utility Regulatory Act (PURA), the state's regulatory framework. Included in the law are provisions which: (1) extend indefinitely a carrier's election into incentive regulation; (2) allow packaging of services between regulated, nonregulated and affiliated entities; (3) provide increased pricing flexibility for non-basic services; and (4) allow in-franchise and out-of-franchise operations for carriers and their affiliates. Also included are customer commitments including rate caps for basic and switched access services and the provision of capital expenditures to provide advanced telecommunication services statewide. The Company will be working through the coming year to assist the TPUC in crafting the requisite rules to implement the new PURA amendments, as well as, making the necessary filings to take advantage of the new pricing flexibility.


OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

Planned Asset Sales

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 606,000 switched access lines located in Arkansas, New Mexico, Oklahoma and Texas. During June 1999, the Company entered into an agreement to sell approximately 89,000 switched access lines located in Arkansas to CenturyTel, Inc. The Company plans to enter into agreements to sell the remaining lines located in New Mexico, Oklahoma and Texas during the remainder of 1999. All sales will be subject to regulatory approval and are expected to close in the first half of 2000. The associated net assets of all lines to be sold approximate $605.5 million. These assets consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed balance sheet as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in depreciation expense reductions of $26.5 million and $53.0 million for the second quarter and first half of 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 606,000 access lines represent approximately 28% of the average switched access lines that the Company had in service during 1998, and contributed approximately 22% to 1998 revenues.


YEAR 2000 CONVERSION

State of Readiness

As of June 30, 1999, GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements.

GTE expects its Internet businesses to be Year 2000 compliant in the third quarter of 1999. Also in the third quarter, GTE's domestic wireless company, all international affiliate companies, and all remaining domestic companies will have completed the Year 2000 compliance of their systems.

GTE's remaining effort consists of quality assurance and validation of our Year 2000 efforts across our businesses; assuring forward compliance of our systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and staffing our corporate Year 2000 communications watch center through March 1, 2000.

Independent verification and validation is the final step in GTE's Year 2000 process. This quality assurance process is expected to be substantially complete in the third quarter of 1999. However, GTE will continue its periodic reviews conducted by internal audit into 2000. Program status will also continue to be reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

With the incorporation of the TELUS Year 2000 program, the estimated total multi-year cost of GTE's Year 2000 Program is not expected to exceed $400 million. Through June 30,

                           GTE SOUTHWEST INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


1999, expenditures totaled $320 million. The current estimate for the cost of remediation for the Company is approximately $23.2 million. Through June 30, 1999, expenditures totaled $16.0 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 67% of GTE's program effort involves U.S. domestic operations. GTE has not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. As a result of completions in June 1999, GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 700 to 800 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may exist, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery teams have included procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center to be operational in Dallas, Texas from September 8, 1999 through March 1, 2000. The initial versions of these plans were completed during the second quarter of 1999. These plans will be kept current through the millennium rollover, and are expected to be tested (as appropriate) by the end of September 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


RECENT ACCOUNTING PRONOUNCEMENT

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risks since December 31, 1998.

PART II.       OTHER INFORMATION

                           GTE SOUTHWEST INCORPORATED


Item 6.        Exhibits and Reports on Form 8-K.

               (a)   Exhibits required by Item 601 of Regulation S-K.

                     12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

                     27    Financial Data Schedule

               (b) The Company filed no reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GTE Southwest Incorporated
                                          ---------------------------------
                                                   (Registrant)

Date:  August 12, 1999                         /s/ Stephen L. Shore
      -----------------                   ---------------------------------
                                                   Stephen L. Shore
                                                     Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit
      Number                                           Description
------------------         -------------------------------------------------------------------
        12                 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule