Form 10-K405
period 1999-12-31
GTE SOUTHWEST INC
filed 2000-03-30
CIK 40874

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1999
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

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

Securities registered pursuant to Section 12(g) of the Act: NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company had 6,500,000 shares of $100 stated value common stock outstanding at February 29, 2000. The Company's common stock is 100% owned by GTE Corporation.

The Company meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

PART I

Item 1. Business

GTE Southwest Incorporated (the Company) was incorporated in Delaware in 1926. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Arkansas, New Mexico, Oklahoma and Texas.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with long-distance carriers. These carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long-distance service. The Company earns other revenues by providing such services as billing and collection and operator services to long-distance carriers.

The number of access lines in the states in which the Company operates as of December 31, 1999, was as follows:

                                                      Access
             State                                 Lines Served
             -----                                 ------------

          Arkansas                                      98,704
          New Mexico                                   104,611
          Oklahoma                                     145,392
          Texas                                      2,802,659
                                                     ---------
             Total                                   3,151,366
                                                     =========

At December 31, 1999, the Company had 6,248 employees.

The Company has written agreements with the Communications Workers of America
(CWA) covering substantially all non-management employees. An agreement with the CWA in New Mexico was reached in 1999 and expires in 2002. A primary agreement covering employees in Arkansas, New Mexico, Oklahoma and Texas expires in 2001.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

During 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

GTE continued in 1999 to meet the wholesale requirements of new competitors. GTE has signed interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently appealed to the U. S. Supreme Court (Supreme Court). GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by a decision of the Eighth Circuit Court (Eighth Circuit) in July 1997 which stated the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the Supreme Court reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. In addition, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In November 1999, the FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements, which must be available on either a stand-alone basis, or as a combined local service "platform" if the elements have been previously combined by the ILEC. ILECs are no longer required to provide unbundled operator services, including directory assistance where alternate routing is available. In addition, in certain circumstances, local and tandem switching need not be unbundled. However, the FCC expanded the definition of some UNEs by specifying that components of the loop UNE must be made available in sub-loop components, and augmenting the types of call-related databases that must be unbundled as UNEs. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations. The United States Telecom Association (USTA) has appealed this order and GTE will participate.

In December 1999, the FCC released another order that requires ILECs to provide line sharing to CLECs by unbundled access to the high-frequency portion of the local loop over which the ILEC provides voice services. The FCC's stated intent in adopting the line sharing order is to enable competitive carriers to provide digital subscriber line (DSL) services over the same lines simultaneously used by ILECs to provide basic phone services.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. Parties to this action have filed briefs and participated in oral arguments in September 1999. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. A court decision is expected during the first half of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide explicit universal service subsidies.

In October 1998, the FCC issued an order selecting a cost model for universal service. In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. In October 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues. In January 2000, GTE requested the Supreme Court to review the Fifth Circuit decision allowing the FCC to base universal service support from the results of a hypothetical cost model rather than historical costs that were incurred to provide local service. GTE argued that the Fifth Circuit ignored long standing legal precedent in permitting a major revision to ILEC cost recovery mechanisms without ensuring the new process would not result in a constitutionally prohibited "taking".

In November 1999, the FCC released an order selecting the cost inputs for the federal universal service cost model. GTE is seeking reconsideration. Since the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000, many state regulators awaited FCC action before they began designing their universal service programs.

In November 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs, including GTE. The effective date for the new federal universal service plan is January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging.

In December 1999, the FCC asked for comment on requests made by the North Dakota and South Dakota state commissions and the Rural Utilities Service (RUS) asking the FCC to redefine "voice grade access" in the FCC's universal service rules. The FCC requires that, in order to be eligible for universal service support, a carrier must offer, among other things, voice grade access to the public switched telephone network. Current FCC rules specify that voice grade access should occur in a frequency range between approximately 300 Hertz (Hz) to 3,000 Hz. The petitioners requested the frequency range be changed to 200 Hz to 3,500 Hz. GTE participated in this proceeding and opposed any change in FCC requirements. The network is not designed for the proposed ubiquitous requirement and would require a significant infrastructure investment and at least a decade to implement.

Price Cap

The federal price cap regime allows access prices to change each year by a measure of inflation minus a productivity factor offset. In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must issue a revised decision. As a result, in November 1999, the FCC initiated a rulemaking proposal requesting comments on the interstate price cap productivity factor. Currently, it is unknown whether the single price cap productivity factor will be applied retroactively to July 1, 1997 and remain in effect until the next price cap performance review in 2003, or whether one factor will apply from 1997 to 2000 and another factor apply from 2000 to 2003.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In August 1999, GTE, along with a coalition of local exchange and long-distance companies (CALLS), submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in non-usage sensitive access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. The coalition filed a revised plan in March 2000 and the FCC has offered the plan for comments. A decision by the FCC is expected in 2000.

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

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE asked the Court to review this order. In March 2000, the Court issued a ruling granting, in part, challenges raised by GTE to the FCC's March 1999 order. The Court ruled that the FCC failed to justify its requirement that ILECs must permit collocation of any CLEC equipment that was "used or useful" for interconnection or access to network elements. The Court remanded this portion of the decision back to the FCC for further deliberation.

In November 1999, the FCC released an order concluding that an ILEC's offering of DSL services to Internet Service Providers (ISPs) pursuant to volume and term discount plans that are a component of the ISPs high-speed Internet service are not a retail offering, and thus not subject to the discounted resale obligation. The order also concluded that an ILECs DSL offering to end users is a retail offering if the ILEC performs certain consumer-oriented functions, such as provisioning of customer premises equipment and wiring, marketing, billing and collection, and accepting repair requests directly from the end user. The FCC concluded that these services are subject to discounted resale obligation, regardless of whether the service is classified as telephone exchange service (local tariff) or exchange access service (access tariff).

Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residential customers. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line per month.

Internet Service Traffic

ILECs are required to provide open access to all ISPs, while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T Corp. has appealed that decision. Arguments took place in November 1999 before the Ninth Circuit Court.

In October 1999, GTE filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that carry this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate and is not local traffic. Nevertheless, the FCC permitted state commissions to arbitrate whether ILECs should pay as reciprocal compensation for ISP-bound traffic, based upon existing interconnection agreements, until the FCC reaches a decision on a long-term compensation scheme. GTE challenged this FCC conclusion in federal district court. In March 2000, the Court vacated and remanded the FCC's ruling that ISP-bound calls are interstate since the FCC failed to provide a satisfactory explanation to support its ruling. As a result, the Court did not address GTE's argument that the Telecommunications Act preempts state commission authority to arbitrate disputes over non-local traffic.

Further information regarding the Company's activities with the various state regulatory agencies is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "REGULATORY AND COMPETITIVE TRENDS - INTRASTATE SERVICES."

OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger. All state regulatory commissions have now approved the merger and the only remaining approval is required from the FCC. Both companies are working diligently to complete the merger and are targeting completion of the merger in the second quarter of 2000.

Planned Asset Sales

During 1999, the Company entered into agreements to sell approximately 606,000 switched access lines located in Arkansas, New Mexico, Oklahoma and Texas. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in these states. All sales will be subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $659.1 million, consist of property, plant and equipment, and have been reclassified as "Net assets held for sale" in the balance sheets at December 31, 1999. The net book value of these access lines is reflected in "Property, plant and equipment, net" in the balance sheets at December 31, 1998. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $106.5 million and $26.5 million in 1999 and 1998, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations.

Item 2. Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Arkansas, New Mexico, Oklahoma and Texas, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1995 to December 31, 1999, the Company made capital expenditures of $2.1 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 48% of gross plant of $4.3 billion at December 31, 1999.

Item 3. Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

This item has been omitted in accordance with the relief provisions under General Instruction I (2) of Form 10-K.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1999 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call 800/225-5160.

INFORMATION VIA THE INTERNET

World Wide Web users can access information about GTE at:  http://www.gte.com.

OTHER SECURITIES

Questions regarding the bonds and debentures of the Company should be directed to Treasury Department - Capital Markets, GTE Corporation, 1255 Corporate Drive, Irving, TX 75038, or call 972/507-5038.

PRODUCTS AND SERVICES HOTLINE

To receive information concerning GTE products and services, please call 800/828-7280.

DIVERSITY AT GTE

The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6. Selected Financial Data

This item has been omitted in accordance with the relief provisions under General Instruction I (2) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Abbreviated pursuant to General Instruction I (2) of Form 10-K)

BUSINESS OPERATIONS

GTE Southwest Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in Arkansas, New Mexico, Oklahoma and Texas. The Company also markets telecommunications systems and equipment. At December 31, 1999, the Company served 3,151,366 access lines in its service territories, with 89% of these lines in Texas.


RESULTS OF OPERATIONS
(Dollars in Millions)

                                     Years Ended December 31,
                                     ------------------------                Percent
                                      1999            1998     Increase      Change
                                     ------          ------    --------      ------

     Net income                      $332.2          $260.5     $ 71.7         28%

The increase in net income is primarily due to lower cost of services and sales and depreciation and amortization expenses. Net income for 1998 includes an extraordinary after-tax charge of $0.5 million (net of tax benefits of $0.3 million) related to the retirement of debt prior to stated maturity.

REVENUES AND SALES
(Dollars in Millions)

                                     Years Ended December 31,
                                     ------------------------  Increase      Percent
                                       1999         1998      (Decrease)     Change
                                     --------     --------    ----------     ------

     Local services                  $  750.3     $  719.2     $   31.1         4%
     Network access services            689.1        701.5        (12.4)       (2)%
     Other services and sales           348.7        366.5        (17.8)       (5)%
                                     --------     --------     --------
        Total revenues and sales     $1,788.1     $1,787.2     $    0.9        --
                                     ========     ========     ========

Local Services Revenues

Local services revenues are comprised mainly of fees charged to customers for providing local-exchange service within designated franchise areas. Access line growth of 5% in 1999 generated additional revenues of $24.4 million from basic local services and $5.2 million from Integrated Services Digital Network and Digital Channel Services. In addition, an increase in revenues of $57.3 million resulted from a surcharge to offset access price reductions driven by the implementation of the Texas universal service fund (USF), effective September 1999. These increases were partially offset by a $37.9 million reduction in revenues due to the completion during 1998 of the amortization of a reserve previously established for potential refunds related to the 1989 Texas rate case. An extended area service rate reduction in Texas decreased 1999 revenues by $10.6 million and a lower level of non-recurring charges paid by customers and declining use of public telephones further reduced 1999 revenues by $6.8 million over 1998.

Network Access Services Revenues

Network access services revenues are based on fees charged to long-distance carriers that use the Company's local-exchange network in providing long-distance services. In addition, business and residential customers pay end-user access fees to connect to the local network to obtain long-distance service. Cellular service providers and other local-exchange carriers (LECs) also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled by the Company. Mandated interstate and intrastate access price changes, primarily driven by the implementation of the Texas USF order reducing intrastate access rates effective September 1999, resulted in a decrease in revenues of $67.1 million for the year 1999 as compared to 1998. Additional decreases of $13.9 million resulted from the 1989 Texas rate case, as discussed in "Local Services Revenues" above. Also, access settlement adjustments recorded in 1998 contributed $4.8 million to the decrease in 1999 as compared to 1998. Partially offsetting the decreases is an increase in special access revenues of $35.6 million as a result of greater demand for increased bandwidth services by high capacity users. Minutes of use increased by 7% generating additional revenues of $21.4 million in 1999. End user surcharges increased $10.0 million primarily as a result of access line growth and the implementation of the local number portability (LNP) surcharge (for further information see "Regulatory and Competitive Trends - Interstate Services - Number Portability"). Additionally, an increase of $10.4 million resulted from the sharing provisions of the Federal Communications Commission's
(FCC) 1997 price cap recorded in the first quarter of 1998.

Other Services and Sales Revenues

Other services and sales revenues decreased $17.8 million in 1999 compared to 1998. The decrease is primarily driven by a $27.1 million decline in toll services revenues, reflecting the continuing impacts of intraLATA toll competition, offset by increases in nonregulated service revenues and equipment sales of $11.4 million.

OPERATING COSTS AND EXPENSES
(Dollars in Millions)

                                        Years Ended December 31,
                                        ------------------------   Increase     Percent
                                           1999         1998      (Decrease)    Change
                                         --------     --------    ----------    ------

Cost of services and sales               $  614.4     $  675.8     $  (61.4)       (9)%
Selling, general and administrative         295.9        294.8          1.1        --
Depreciation and amortization               291.5        350.1        (58.6)      (17)%
                                         --------     --------     --------

  Total operating costs and expenses     $1,201.8     $1,320.7     $ (118.9)       (9)%
                                         ========     ========     ========

Operating costs and expenses decreased $118.9 million, or 9% in 1999 compared to 1998. An employee-reduction program initiated in the first quarter of 1999 resulted in the lump-sum settlement of pension obligations for the affected employees. Accordingly, the Company recognized net pension plan gains of $57.2 million. Further contributing to the decrease were lower right-to-use (RTU) fees of $43.9 million associated with the Company's network switching equipment, due primarily to the capitalization of software costs in 1999 as a result of the adoption of Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Partially offsetting these expense reductions is a one-time special charge of $18.4 million in 1999 associated with the employee separation program mentioned above and an increase of $13.8 million due to 1998 adjustments to employee benefits and other liabilities. The decrease in depreciation and amortization expenses is primarily driven by the discontinuation of depreciation on approximately 606,000 non-strategic access lines held for sale, which reduced 1999 expenses by $80.0 million. The decreases are partially offset by $19.8 million of increased depreciation expense driven by additional investment in network facilities resulting from increased demand for switched access lines and amortization of RTU fees.

OTHER INCOME STATEMENT ITEMS
(Dollars in Millions)

                 Years Ended December 31,
                 ------------------------                 Percent
                    1999          1998     Increase       Change
                   ------        ------    --------       ------

Interest - net     $ 73.0        $ 69.1     $  3.9          6%
Income taxes        181.1         136.5       44.6         33%

Interest - net increased in 1999, primarily due to higher average short-term debt balances.

Income tax expense increased in 1999, primarily due to an increase in pretax income.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Arkansas, New Mexico, Oklahoma and Texas for its intrastate business operations and by the FCC for its interstate operations.

During 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

GTE continued in 1999 to meet the wholesale requirements of new competitors. GTE has signed interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently appealed to the U. S. Supreme Court (Supreme Court). GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by a decision of the Eighth Circuit Court (Eighth Circuit) in July 1997 which stated the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the Supreme Court reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. In addition, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In November 1999, the FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements, which must be available on either a stand-alone basis, or as a combined local service "platform" if the elements have been previously combined by the ILEC. ILECs are no longer required to provide unbundled operator services, including directory assistance where alternate routing is available. In addition, in certain circumstances, local and tandem switching need not be unbundled. However, the FCC expanded the definition of some UNEs by specifying that components of the loop UNE must be made available in sub-loop components, and augmenting the types of call-related databases that must be unbundled as UNEs. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations. The United States Telecom Association (USTA) has appealed this order and GTE will participate.

In December 1999, the FCC released another order that requires ILECs to provide line sharing to CLECs by unbundled access to the high-frequency portion of the local loop over which the ILEC provides voice services. The FCC's stated intent in adopting the line sharing order is to enable competitive carriers to provide digital subscriber line (DSL) services over the same lines simultaneously used by ILECs to provide basic phone services.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. Parties to this action have filed briefs and participated in oral arguments in September 1999. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. A court decision is expected during the first half of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide explicit universal service subsidies.

In October 1998, the FCC issued an order selecting a cost model for universal service. In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. In October 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues. In January 2000, GTE requested the Supreme Court to review the Fifth Circuit decision allowing the FCC to base universal service support from the results of a hypothetical cost model rather than historical costs that were incurred to provide local service. GTE argued that the Fifth Circuit ignored long standing legal precedent in permitting a major revision to ILEC cost recovery mechanisms without ensuring the new process would not result in a constitutionally prohibited "taking".

In November 1999, the FCC released an order selecting the cost inputs for the federal universal service cost model. GTE is seeking reconsideration. Since the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000, many state regulators awaited FCC action before they began designing their universal service programs.

In November 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs, including GTE. The effective date for the new federal universal service plan is January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging.

In December 1999, the FCC asked for comment on requests made by the North Dakota and South Dakota state commissions and the Rural Utilities Service (RUS) asking the FCC to redefine "voice grade access" in the FCC's universal service rules. The FCC requires that, in order to be eligible for universal service support, a carrier must offer, among other things, voice grade access to the public switched telephone network. Current FCC rules specify that voice grade access should occur in a frequency range between approximately 300 Hertz (Hz) to 3,000 Hz. The petitioners requested the frequency range be changed to 200 Hz to 3,500 Hz. GTE participated in this proceeding and opposed any change in FCC requirements. The network is not designed for the proposed ubiquitous requirement and would require a significant infrastructure investment and at least a decade to implement.

Price Cap

The federal price cap regime allows access prices to change each year by a measure of inflation minus a productivity factor offset. In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must issue a revised decision. As a result, in November 1999, the FCC initiated a rulemaking proposal requesting comments on the interstate price cap productivity factor. Currently, it is unknown whether the single price cap productivity factor will be applied retroactively to July 1, 1997 and remain in effect until the next price cap performance review in 2003, or whether one factor will apply from 1997 to 2000 and another factor apply from 2000 to 2003.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In August 1999, GTE, along with a coalition of local exchange and long-distance companies (CALLS), submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in non-usage sensitive access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. The coalition filed a revised plan in March 2000 and the FCC has offered the plan for comments. A decision by the FCC is expected in 2000.

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

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE asked the Court to review this order. In March 2000, the Court issued a ruling granting, in part, challenges raised by GTE to the FCC's March 1999 order. The Court ruled that the FCC failed to justify its requirement that ILECs must permit collocation of any CLEC equipment that was "used or useful" for interconnection or access to network elements. The Court remanded this portion of the decision back to the FCC for further deliberation.

In November 1999, the FCC released an order concluding that an ILEC's offering of DSL services to Internet Service Providers (ISPs) pursuant to volume and term discount plans that are a component of the ISPs high-speed Internet service are not a retail offering, and thus not subject to the discounted resale obligation. The order also concluded that an ILECs DSL offering to end users is a retail offering if the ILEC performs certain consumer-oriented functions, such as provisioning of customer premises equipment and wiring, marketing, billing and collection, and accepting repair requests directly from the end user. The FCC concluded that these services are subject to discounted resale obligation, regardless of whether the service is classified as telephone exchange service (local tariff) or exchange access service (access tariff).

Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residential customers. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line per month.

Internet Service Traffic

ILECs are required to provide open access to all ISPs, while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T Corp. has appealed that decision. Arguments took place in November 1999 before the Ninth Circuit Court.

In October 1999, GTE filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that carry this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate and is not local traffic. Nevertheless, the FCC permitted state commissions to arbitrate whether ILECs should pay as reciprocal compensation for ISP-bound traffic, based upon existing interconnection agreements, until the FCC reaches a decision on a long-term compensation scheme. GTE challenged this FCC conclusion in federal district court. In March 2000, the Court vacated and remanded the FCC's ruling that ISP-bound calls are interstate since the FCC failed to provide a satisfactory explanation to support its ruling. As a result, the Court did not address GTE's argument that the Telecommunications Act preempts state commission authority to arbitrate disputes over non-local traffic.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area and toll services within designated geographic areas called LATAs under agreements with connecting LECs in conformity with individual state regulatory orders. The Company also provides long distance access services directly to long-distance carriers who provide services between LATAs.

New Mexico

In December 1999, the New Mexico Public Regulation Commission (NMPRC) issued two orders in Phase III of the universal service fund (USF)/UNE proceeding that established an initial USF size and adopted USF rules to implement the fund. The initial fund size is $11 million and the NMPRC is considering how to distribute the fund among the LECs.

Oklahoma

In April 1998 the Corporation Commission of the State of Oklahoma (CCSO) initiated an informal earnings review with the Company. Additionally, the Oklahoma Modernization audit was consolidated with this proceeding. In November 1999, the Company reached a stipulated settlement with the CCSO and the State Attorney General's office that closed both the earnings review as well as the Modernization Audit. This settlement provided for the Company to make a one-time payment in April 2000 of $3.6 million to all retail customers.

Texas

In December 1996, the Public Utility Commission of Texas (PUCT) issued decisions in the Company's arbitration with AT&T Corp., MCI Worldcom Inc., and Sprint Corp. to determine interconnection, resale and unbundling terms and conditions. The discount rate for the Company's resold services was set at 22.99%. Interim rates based on the Company's costs will be used for interconnection and UNEs until permanent discounts are established upon further investigation into cost methodology. The Company filed cost studies in June 1997 and revised cost studies in February and August 1998. The Company has reached an agreement with various carriers in the permanent UNE case under which the interim UNE rates will continue until the parties' contracts expire. During 1997, the Company filed lawsuits in the U.S. District Court challenging portions of the PUCT's determinations. These lawsuits have been consolidated into a single lawsuit and a decision is anticipated in the first half of 2000.

In May 1999, the Texas State Legislature passed significant revisions to the Public Utility Regulatory Act (PURA), the state's regulatory framework. The governor of Texas signed these amendments into law in June 1999 and the law became effective in September 1999. Included in the law are provisions which:
(1) extend indefinitely a carrier's election into incentive regulation; (2) allow packaging of services between regulated, nonregulated and affiliated entities; (3) provide increased pricing flexibility for non-basic services; and
(4) allow in-franchise and out-of-franchise operations for carriers and their affiliates. Also included are customer commitments including rate caps for basic and switched access services and the provision of advanced telecommunication services statewide. The PUCT is in the process of promulgating the necessary rules to implement this bill.

Since early 1997, the PUCT has been working with the industry to construct and implement a state universal service plan. Rules were adopted in December 1997 and an interim sizing of the high cost fund was accepted by the PUCT in December 1998. As of September 1999, the Company is now receiving $171 million annually in fund disbursements and has implemented offsetting reductions to wholesale switched access rates and intraLATA toll rates. In November 1999, the PUCT granted the Company additional universal service funding as a result of increased lines receiving universal service support. As of March 1, 2000, these additional fund disbursements increased the Company's total high cost assistance to $197.7 million annually with offsetting reductions to toll and wholesale switched access rates.

PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger. All state regulatory commissions have now approved the merger and the only remaining approval is required from the FCC. Both companies are working diligently to complete the merger and are targeting completion of the merger in the second quarter of 2000.

PLANNED ASSET SALES

During 1999, the Company entered into agreements to sell approximately 606,000 switched access lines in Arkansas, New Mexico, Oklahoma and Texas. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in these states. All sales will be subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $659.1 million, consist of property, plant and equipment, and have been reclassified as "Net assets held for sale" in the balance sheet at December 31, 1999. The net book value of these access lines is reflected in "Property, plant and equipment, net" in the balance sheet at December 31, 1998. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $106.5 million and $26.5 million in 1999 and 1998, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues.

YEAR 2000 CONVERSION

GTE does not believe that the Year 2000 rollover has had, or will have, any material adverse impacts on results of operations or liquidity. Additionally, GTE has not experienced any material contingencies regarding customers or major suppliers. GTE experienced no significant Year 2000 events, and service to GTE's customers was unaffected by the rollover to January 1, 2000. GTE completed its Year 2000 renovation, conducted system testing and returned to production the essential systems that support its businesses substantially in advance of December 31, 1999. Additionally, GTE's portion of the public switched telephone network (PSTN) in the United States was upgraded for Year 2000, and all of GTE's access lines have been operating using Year 2000 compliant central office switches and network elements since mid-year 1999. With the successful transition into 2000, GTE believes that the risk of disruptions arising from time/date transitions, that would affect GTE's ability to provide basic services, has been eliminated.

GTE continues to enhance its normal business continuity planning to address potential Year 2000 and other time/date interruptions. These include: potential gradual system degradation after January 1, 2000; possible accumulation of processing errors or degraded performance; leap year processing through February 29, 2000; and potential impacts of degrading performance from partners. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" time/date contingency, if it occurs.

The estimated total multi-year cost of GTE's Year 2000 Program is expected to total approximately $380 million, of which $372 million has been expended through December 31, 1999. The current estimate for the cost of remediation for the Company is approximately $17.7 million. Through December 31, 1999, expenditures totaled $17.7 million. Year 2000 renovation costs are expensed in the year incurred. Approximately 69% of GTE's program effort involved U.S. domestic operations. With the successful transition from 1999 to 2000, GTE has completed its Year 2000 Program. All future efforts will be performed under normal business operations.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101.

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

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets.

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

Item 8. Financial Statements and Supplementary Data

GTE SOUTHWEST INCORPORATED

Statements of Income

Years Ended December 31,                      1999         1998          1997
                                            --------     --------      --------
                                                  (Dollars in Millions)

REVENUES AND SALES (a)
   Local services                           $  750.3     $  719.2      $  649.2
   Network access services                     689.1        701.5         660.4
   Other services and sales                    348.7        366.5         367.0
                                            --------     --------      --------
     Total revenues and sales                1,788.1      1,787.2       1,676.6
                                            --------     --------      --------

OPERATING COSTS AND EXPENSES (b)
   Cost of services and sales                  614.4        675.8         591.0
   Selling, general and administrative         295.9        294.8         241.5
   Depreciation and amortization               291.5        350.1         353.6
                                            --------     --------      --------
     Total operating costs and expenses      1,201.8      1,320.7       1,186.1
                                            --------     --------      --------

OPERATING INCOME                               586.3        466.5         490.5

OTHER (INCOME) EXPENSE
   Interest - net (c)                           73.0         69.1          60.1
   Other - net                                    --         (0.1)           --
                                            --------     --------      --------

INCOME BEFORE INCOME TAXES                     513.3        397.5         430.4
   Income taxes                                181.1        136.5         142.2
                                            --------     --------      --------

INCOME BEFORE EXTRAORDINARY CHARGE             332.2        261.0         288.2
   Extraordinary charge                           --         (0.5)           --
                                            --------     --------      --------

NET INCOME                                  $  332.2     $  260.5      $  288.2
                                            ========     ========      ========

(a) Includes billings to affiliates of $39.0 million, $39.7 million and $39.9 million for the years 1999-1997, respectively.

(b) Includes billings from affiliates of $197.9 million, $211.6 million and $84.7 million for the years 1999-1997, respectively.

(c) Includes interest paid to affiliates of $11.2 million, $7.5 million and $6.3 million for the years 1999-1997, respectively

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Balance Sheets

December 31,                                                            1999         1998
                                                                      --------     --------
ASSETS                                                                (Dollars in Millions)

Current assets:
  Cash and cash equivalents                                           $   10.5     $   10.4
  Receivables, less allowances of $26.1 million and $28.6 million        328.1        286.2
  Accounts receivable from affiliates                                     65.4         57.7
  Net assets held for sale (see Notes 3 and 11)                          659.1           --
  Inventories and supplies                                                20.0         16.4
  Prepaid expenses and other                                              25.9         23.2
                                                                      --------     --------
    Total current assets                                               1,109.0        393.9
                                                                      --------     --------

Property, plant and equipment, net (see Notes 3 and 11)                1,696.5      2,238.1
Prepaid pension costs                                                    262.0        175.8
Other assets                                                               1.5         21.5
                                                                      --------     --------
Total assets                                                          $3,069.0     $2,829.3
                                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                $   48.3     $  250.3
  Notes payable to affiliates                                            462.9        163.0
  Accounts payable                                                        89.5         69.0
  Affiliate payables and accruals                                         25.1         81.7
  Advanced billings and customer deposits                                 48.1         47.0
  Taxes payable                                                           82.0         75.6
  Accrued payroll costs                                                   39.7         43.0
  Dividends payable                                                       77.1         52.2
  Other                                                                   30.1         25.3
                                                                      --------     --------
    Total current liabilities                                            902.8        807.1
                                                                      --------     --------

  Long-term debt                                                         648.0        692.6
  Deferred income taxes                                                  267.3        182.5
  Employee benefit plans                                                 235.0        216.8
  Other liabilities                                                        1.6          3.9
                                                                      --------     --------
    Total liabilities                                                  2,054.7      1,902.9
                                                                      --------     --------

Shareholders' equity:
  Preferred stock                                                          7.6          7.6
  Common stock (6,500,000 shares issued)                                 650.0        650.0
  Additional paid-in capital                                              53.9         48.8
  Retained earnings                                                      302.8        220.0
                                                                      --------     --------
    Total shareholders' equity                                         1,014.3        926.4
                                                                      --------     --------
Total liabilities and shareholders' equity                            $3,069.0     $2,829.3
                                                                      ========     ========

The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Statements of Cash Flows

Years Ended December 31,                                    1999        1998        1997
                                                           ------      ------      ------
                                                               (Dollars in Millions)

OPERATIONS
  Income before extraordinary charge                       $332.2      $261.0      $288.2
  Adjustments to reconcile income before extraordinary
    charge to net cash from operations:
    Depreciation and amortization                           291.5       350.1       353.6
    Employee retirement benefits                            (72.9)      (31.2)      (26.4)
    Deferred income taxes                                    84.6         4.8        29.4
    Provision for uncollectible accounts                     32.2        38.3        31.2
    Change in current assets and current liabilities:
      Receivables - net                                     (81.8)      (22.2)      (58.3)
      Other current assets                                   (2.9)       44.3        (3.1)
      Accrued taxes and interest                              5.6        42.0       (47.4)
      Other current liabilities                             (45.6)     (103.3)      (24.2)
    Other - net                                              38.3       (11.6)       19.5
                                                           ------      ------      ------
    Net cash from operations                                581.2       572.2       562.5
                                                           ------      ------      ------

INVESTING
  Capital expenditures                                     (407.1)     (480.3)     (510.0)
  Other-net                                                   1.0          --          --
                                                           ------      ------      ------
    Net cash used in investing                             (406.1)     (480.3)     (510.0)
                                                           ------      ------      ------

FINANCING
  Long-term debt issued                                        --       148.9          --
  Long-term debt and preferred stock retired,
        including premiums paid on early retirement        (250.3)      (42.3)      (38.5)
  Dividends                                                (224.5)     (179.9)     (272.3)
  Net change in affiliate notes                             299.8       (29.8)      259.5
  Other - net                                                  --        (2.7)         --
                                                           ------      ------      ------
    Net cash used in financing                             (175.0)     (105.8)      (51.3)
                                                           ------      ------      ------

Increase (decrease) in cash and cash equivalents              0.1       (13.9)        1.2

Cash and cash equivalents:
  Beginning of year                                          10.4        24.3        23.1
                                                           ------      ------      ------
  End of year                                              $ 10.5      $ 10.4      $ 24.3
                                                           ======      ======      ======
Cash paid during the year for:
  Interest                                                 $ 81.7      $ 73.3      $ 59.8
                                                           ------      ------      ------
  Income taxes                                             $ 89.0      $ 63.7      $119.8
                                                           ------      ------      ------

The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Statements of Shareholders' Equity

                                                                          Additional
                                              Preferred       Common       Paid-In      Retained
                                                Stock         Stock        Capital      Earnings       Total
                                               --------      --------      --------     --------      --------
                                                                     (Dollars in Millions)

Shareholders' equity, December 31, 1996        $    7.6      $  650.0      $   48.8     $  126.1      $  832.5

Net income                                                                                 288.2         288.2
Dividends declared                                                                        (268.0)       (268.0)
Early redemption of preferred stock                                                         (0.1)         (0.1)
                                               --------      --------      --------     --------      --------
Shareholders' equity, December 31, 1997             7.6         650.0          48.8        146.2         852.6

Net income                                                                                 260.5         260.5
Dividends declared                                                                        (186.7)       (186.7)
                                               --------      --------      --------     --------      --------
Shareholders' equity, December 31, 1998             7.6         650.0          48.8        220.0         926.4

Net income                                                                                 332.2         332.2
Dividends declared                                                                        (249.4)       (249.4)
Tax benefit from exercise of stock options                                      5.1                        5.1
                                               --------      --------      --------     --------      --------
Shareholders' equity, December 31, 1999        $    7.6      $  650.0      $   53.9     $  302.8      $1,014.3
                                               ========      ========      ========     ========      ========

The accompanying notes are an integral part of these statements.

GTE SOUTHWEST INCORPORATED
Notes to Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Southwest Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1999, the Company served 3,151,366 access lines in the states of Arkansas, New Mexico, Oklahoma and Texas. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1999 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $106.0 million, $104.0 million and $121.9 million for the years 1999-1997, respectively. Such purchases and services are recorded in the accounts of the Company at the lower of cost, including a return realized by GTE Supply, or fair market value.

The Company is billed for data processing services, software development and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. The Company's financial statements also include allocated expenses resulting from the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers within GTE. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies. These charges amounted to $170.2 million, $207.5 million and $77.7 million for the years 1999-1997, respectively. The significant increases, beginning in 1998 charges, are due to a reorganization of support functions within GTE. Prior to 1998, the cost of these support functions was recorded directly by the Company, and is now allocated to the Company on a proportional cost basis.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $11.2 million, $7.5 million and $6.3 million for the years 1999-1997, respectively.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. In addition, when Directories sells Yellow Page directory advertising to customers within the Company's franchise area, the Company records a portion of the sale as revenue. Revenues from these activities amounted to $39.0 million, $39.7 million and $39.9 million for the years 1999-1997, respectively. Also, the Company is billed for certain printing and other costs associated with telephone directories, including the cost of customer contact information pages which are included in the Company's White Pages directories. These charges amounted to $27.7 million, $4.1 million and $7.0 million for the years 1999-1997, respectively.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

DEPRECIATION AND AMORTIZATION

Property, plant and equipment of the Company is depreciated on a straight-line basis over the following estimated useful asset lives:

       Average lives (in years)
       ------------------------
       Buildings                                      20 - 40
       Inside communications plant                     5 - 10
       Outside communications plant                    8 - 40
       Furniture, vehicles and other equipment         3 - 10

The Company depreciates assets using the remaining life methodology. This method depreciates the net investment in telephone plant less anticipated net salvage value, over remaining useful asset lives and requires the periodic review and revision of depreciation rates.

When depreciable plant of the Company is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant. When depreciable telephone plant is retired outside the normal course of business, for example if a local exchange is sold, any resulting gain or loss is included in operating income.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Curtailment gains and losses associated with employee separations are recognized when they occur. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable.

VALUATION OF ASSETS

The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income.

INCOME TAXES

The Company's results are included in GTE's consolidated Federal income tax return. The Company participates in a tax sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each reporting period. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

FINANCIAL INSTRUMENTS

The Company uses a variety of financial instruments to hedge its exposure to fluctuations in interest rates. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

SOFTWARE

Software costs are recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which became effective in January 1999. The Company capitalizes costs associated with externally acquired software (including right-to-use fees) for internal use. Capitalized software is generally amortized on a straight-line basis over its useful life, not to exceed five years for non-network software or three years for network software. As a result of adopting SOP 98-1, the Company capitalized software expenditures of $38.9 million, $33.2 million and $10.6 million, respectively, for 1999 - 1997, which would have previously been expensed.

COMPREHENSIVE INCOME

The Company had no comprehensive income components for the years ended December 31, 1999 - 1997, therefore comprehensive income is the same as net income for all three periods.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101.

2. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE Corporation have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger. All state regulatory commissions have now approved the merger and the only remaining approval is required from the FCC. Both companies are working diligently to complete the merger and are targeting completion of the merger in the second quarter of 2000.

3. NET ASSETS HELD FOR SALE

During October 1999, the Company entered into an agreement to sell approximately 120,000 switched access lines in Oklahoma to Valor Telecommunications (formerly dba Communications, LLC). During September 1999, the Company entered into an agreement to sell approximately 399,000 switched access lines located in New Mexico and Texas to Valor Telecommunications. During June 1999, the Company entered into an agreement to sell approximately 87,000 switched access lines located in Arkansas to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Arkansas, New Mexico, Oklahoma and Texas. All sales will be subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $659.1 million, consist of property, plant and equipment, and have been reclassified as "Net assets held for sale" in the balance sheets at December 31, 1999. The net book value of these access lines is reflected in "Property, plant and equipment, net" in the balance sheets at December 31, 1998 (see Note 11). The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $106.5 million and $26.5 million in 1999 and 1998, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues.

4. EXTRAORDINARY CHARGE

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.5 million (net of tax benefits of $0.3), reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

5. PREFERRED STOCK

The authorized and outstanding shares of cumulative preferred stock, not subject to mandatory redemption, at December 31, 1999 and 1998 were as follows:

                                  Shares          Amount
                                  ------          ------
                                            (Dollars in Millions)

$2.20    no par value             32,000          $ 1.6
 5.10%  $20 par value            300,000            6.0
                                 -------          -----
      Total                      332,000          $ 7.6
                                 =======          =====

The 4.60% Series sinking fund provisions required the Company to redeem a minimum of 7,000 shares at $20 per share on April 1 of each year. This requirement was met in 1997 with the purchase of 7,000 shares. In March 1998, the Company redeemed all outstanding shares of 4.60% Series preferred stock with cash from operations.

The preferred shareholders were entitled to voting rights (on an equal basis with the common shareholder) in the event dividends in arrears equaled or exceeded the annual dividends on all preferred stock. Otherwise, the preferred shareholders had no voting rights. The Company was not in arrears in its dividend payments at December 31, 1999.

At December 31, 1999, no shares of preferred stock were held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

In March 2000, the Company redeemed all 332,000 outstanding shares of preferred stock and paid call premiums of $0.6 million pretax on the early redemption.

6. COMMON STOCK

The authorized common stock of the Company consists of 6,500,000 shares with a stated value of $100 per share. All 6,500,000 outstanding shares of common stock are held by GTE. There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights. At December 31, 1999, $55.9 million of the Company's retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Certificate of Incorporation.

7. DEBT

Long-term debt as of December 31, was as follows:

                                  1999        1998
                                 ------      ------
                                (Dollars in Millions)

First mortgage bonds:
    8.50% Series, due 2031       $100.0      $100.0
    9.74% Series T, due 2013       11.7        12.0
    9.36% Series U, due 2014       35.0        35.0
Debentures:
    5.82% Series A, due 1999         --       250.0
    6.54% Series B, due 2005      250.0       250.0
    6.00% Series C, due 2006      150.0       150.0
    6.23% Series D, due 2007      150.0       150.0
Capitalized leases                  3.4          --
                                 ------      ------
  Total principal amount          700.1       947.0
Unamortized discount               (3.8)       (4.1)
                                 ------      ------
  Total                           696.3       942.9
Less: current maturities          (48.3)     (250.3)
                                 ------      ------
  Total long-term debt           $648.0      $692.6
                                 ======      ======

In January 2000, the Company retired $46.7 million of long-term debt (first mortgage bonds, Series T and U) prior to stated maturity and incurred $7.2 million in premiums associated with this retirement.

In January 1998, the Company issued $150.0 million of 6.23% Series D debentures, due 2007. Net proceeds were applied toward the repayment of short-term borrowings incurred for the purpose of financing the Company's construction program and for general corporate purposes. The Company recognized an interest rate hedge loss of approximately $2.7 million on the settlement of forward contracts related to the January 1998 debt issuance. The loss is being amortized over the life of the associated refinanced debt.

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

Estimated payments of long-term debt during the next five years are $48.3 million in 2000 and $1.7 million in 2001.

Total short-term obligations as of December 31, were as follows:

                                                              1999       1998
                                                             ------     ------
                                                            (Dollars in Millions)

Notes payable to affiliates - average rates 6.2% and 5.4%    $462.9     $163.0
Current maturities of long-term debt                           48.3      250.3
                                                             ------     ------
  Total                                                      $511.2     $413.3
                                                             ======     ======

The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $2.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's committed bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $600.0 million of debentures.

At December 31, 1999, the Company had a note payable with GTE Funding in the amount of $453.2 million, which the Company is contractually obligated to repay.

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

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1999, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $15.8 million. As of December 31, 1998, the estimated fair value of long-term debt exceeded the carrying value by approximately $76.9 million.

9. INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                     1999        1998        1997
                                                    ------      ------      ------
                                                        (Dollars in Millions)

Current:
  Federal                                           $ 94.5      $132.3      $106.8
  State                                                2.0        (0.6)        6.0
                                                    ------      ------      ------
                                                      96.5       131.7       112.8
                                                    ------      ------      ------
Deferred:
  Federal                                             86.2         6.7        38.0
  State                                                1.7         2.6        (2.9)
                                                    ------      ------      ------
                                                      87.9         9.3        35.1
                                                    ------      ------      ------

Amortization of deferred investment tax credits       (3.3)       (4.5)       (5.7)
                                                    ------      ------      ------
    Total provision                                 $181.1      $136.5      $142.2
                                                    ======      ======      ======

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the statements of income is as follows:

                                                                    1999        1998        1997
                                                                   ------      ------      ------
                                                                       (Dollars in Millions)

Amounts computed at statutory rates                                $179.5      $139.0      $150.4
State and local income taxes, net of federal income tax effect        2.4         1.3         2.0
Amortization of deferred investment tax credits                      (3.3)       (4.5)       (5.7)
Other differences - net                                               2.5         0.7        (4.5)
                                                                   ------      ------      ------
Total provision                                                    $181.1      $136.5      $142.2
                                                                   ======      ======      ======

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                    1999        1998
                                   ------      ------
                                  (Dollars in Millions)

Depreciation and amortization      $244.5      $190.4
Employee benefit obligations        (85.2)      (83.7)
Prepaid pension costs                84.3        52.4
Investment tax credits                1.9         5.2
Other - net                          30.0        26.6
                                   ------      ------
    Net deferred tax liability     $275.5      $190.9
                                   ======      ======

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

The significant weighted-average assumptions used by GTE for the pension measurements were as follows at December 31:

                                   1999      1998
                                   ----      ----

Discount rate                      8.00%     7.00%
Rate of compensation increase      5.50%     4.75%
Expected return on plan assets     9.00%     9.00%

Net periodic benefit credit was $86.2 million, $30.6 million, and $39.9 million for the years 1999-1997, respectively. Included in the net periodic benefit credit for 1999 and 1997 were net pension gains of $48.4 million and $11.2 million, respectively, comprised of one-time costs for special termination benefits provided under voluntary and involuntary separation programs, curtailment losses and settlement gains. These curtailment losses and settlement gains are a result of the separation programs, as well as the required settlement gain or loss recognition, due to the fact that in 1999, the Company's lump-sum pension distributions surpassed the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost.

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

Postretirement benefit cost was $34.7 million, $20.8 million, and $36.1 million for the years 1999-1997, respectively. The weighted-average assumptions used by GTE in the actuarial computations for postretirement benefits were as follows at December 31:

                                   1999      1998
                                   ----      ----

Discount rate                      8.00%     7.00%
Expected return on plan assets     8.00%     8.00%

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.9 million, $4.2 million and $5.1 million in 1999-1997, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                  1999          1998
                                                --------      --------
                                                 (Dollars in Millions)

Land                                            $   12.5      $   16.2
Buildings                                          309.3         394.0
Plant and equipment                              3,864.0       5,264.0
Construction in progress and other                 112.3         119.6
                                                --------      --------

  Total                                          4,298.1       5,793.8
  Accumulated depreciation                      (2,601.6)     (3,555.7)
                                                --------      --------

  Total property, plant and equipment - net     $1,696.5      $2,238.1
                                                ========      ========

At December 31, 1998, total property, plant and equipment - net included $568.9 million of access lines and related equipment held for sale. This represents gross assets of $1.64 billion less accumulated depreciation of $1.07 billion. Based on the signing of definitive agreements in 1999, the net book value of the access lines and related equipment has been reclassified to "Net assets held for sale" in the balance sheets at December 31, 1999 (See Note 3).

12. REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Arkansas, New Mexico, Oklahoma and Texas. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

During 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1999-1997 under various arrangements and amounted to $146.2 million, $208.5 million and $218.8 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $17.8 million, $23.3 million and $14.8 million in 1999-1997, respectively. Minimum rental commitments under noncancelable leases are $6.0 million, $5.6 million, $4.5 million, $3.3 million and $3.2 million for the years 2000-2004, respectively, and aggregate $5.9 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

14. SEGMENT REPORTING

The Company does not have separate reportable segments of its own. The Company is part of the Network Services product segment of GTE's National Operations. Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long-distance carriers to complete calls to or from locations outside of the Company's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, and operator assistance services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1999 and 1998 quarterly financial data is as follows:

                   Revenues    Operating       Net
                   and Sales     Income       Income
                   --------     --------     --------
                         (Dollars in Millions)

1999
  First Quarter    $  425.4     $  101.8     $   53.8
  Second Quarter      443.8        141.3         79.7
  Third Quarter       464.3        163.4         93.6
  Fourth Quarter      454.6        179.8        105.1
                   --------     --------     --------
    Total          $1,788.1     $  586.3     $  332.2
                   ========     ========     ========

1998
  First Quarter    $  424.0     $  102.3     $   55.6
  Second Quarter      454.2        118.0         66.2
  Third Quarter       467.2        112.3         58.7
  Fourth Quarter      441.8        133.9         80.0
                   --------     --------     --------
    Total          $1,787.2     $  466.5     $  260.5
                   ========     ========     ========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of GTE Southwest Incorporated:

We have audited the accompanying balance sheets of GTE Southwest Incorporated (a Delaware corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, as set forth under Item 8 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Southwest Incorporated as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


Dallas, Texas                                               ARTHUR ANDERSEN LLP
January 27, 2000

MANAGEMENT REPORT


To Our Shareholder:

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



LARRY E. ATWELL
President



LAWRENCE R. WHITMAN
Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The following items have been omitted in accordance with the relief provisions under General Instruction I(2) of Form 10-K:

    Item 10. Directors and Executive Officers of the Registrant

    Item 11. Executive Compensation

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements - See GTE Southwest Incorporated's financial statements and report of independent public accountants thereon in the Financial Statements section included elsewhere herein.

    (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1999-1997 (as required):

             II - Valuation and Qualifying Accounts

    Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

    (3) Exhibits - Included in this report or incorporated by reference.

         2.1* Agreement of Merger, dated February 28, 1995, between GTE Southwest Incorporated, Contel of Texas, Inc. and Contel of the West, Inc. (Exhibit 2.1 of the Company's Report on Form 8-K, dated December 1, 1995, and filed on December 4, 1995)

         3*     Articles of Incorporation and Bylaws (Exhibit 3 of the 1993 Form
                10-K)

         4.1* Indenture between GTE Southwest Incorporated and NationsBank of Georgia, National Association, as Trustee, dated as of November 15, 1993 (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50939, filed with the Securities and Exchange Commission on November 5, 1993)

         4.2* First Supplemental Indenture dated as of December 6, 1995 between GTE Southwest Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association) (Exhibit 4.2 of the Company's Registration Statement on Form S-3, File No. 33-64795, filed with the Securities and Exchange Commission on December 13, 1995)

         4.3* Second Supplemental Indenture dated as of January 1, 1998 between GTE Southwest Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association) (Exhibit 4.4 of the Company's Report on Form 8-K, dated January 5, 1998)

         10.1* Material Contracts - Severance Agreement between GTE Service Corporation and John C. Appel (Exhibit 10.1 of the 1998 Form 10-K)

         10.2* Material Contracts - Severance Agreements between GTE Service Corporation and Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman (Exhibit 10.2 of the 1998 Form 10-K)

         10.3* Material Contracts -- Retention Agreement between GTE Service Corporation and John C. Appel (Exhibit 10.3 of the 1998 Form 10-K)

         10.4* Material Contracts -- Retention Agreements between GTE Service Corporation and Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman (Exhibit 10.4 of the 1998 Form 10-K)

         10.5 Material Contracts -- Retention Agreement between GTE Service Corporation and William M. Edwards, III.

         12     Statements re: Calculation of the Ratio of Earnings to Fixed
                Charges

         23     Consent of Independent Public Accountants

         27     Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE SOUTHWEST INCORPORATED

Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 1999, 1998 and 1997

(Dollars in Millions)

        Column A            Column B            Column C              Column D      Column E
       -----------          --------     --------------------------   --------    -------------
                                               Additions
                                         --------------------------
                                                        Charged
                            Balance at               (Credited) to   Deductions
                            Beginning    Charged to  Other Accounts from Reserves  Balance at
       Description           of Year       Income       (Note a)      (Note b)    Close of Year
       -----------           -------     ----------  --------------   --------    -------------

Allowance for uncollectible accounts
   for the years ended:

    December 31, 1999        $ 28.6        $ 32.3        $  5.2        $ 40.0        $ 26.1
                             ======        ======        ======        ======        ======

    December 31, 1998        $ 21.2        $ 38.3        $  6.4        $ 37.3        $ 28.6
                             ======        ======        ======        ======        ======

    December 31, 1997        $ 23.6        $ 31.2        $ 30.4        $ 64.0        $ 21.2
                             ======        ======        ======        ======        ======

NOTES:

(a) Recoveries of previously written-off amounts.

(b) Charges for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GTE SOUTHWEST INCORPORATED
                                       -----------------------------------------
                                                     (Registrant)

Date    March 29, 2000                 By        /s/ Larry E. Atwell
     ---------------------                --------------------------------------
                                                    Larry E. Atwell
                                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Larry E. Atwell                  President                                          March 29, 2000
----------------------------             (Principal Executive Officer)
      Larry E. Atwell

  /s/ Lawrence R. Whitman                Vice President - Finance and Planning              March 29, 2000
----------------------------             and Director
    Lawrence R. Whitman                  (Principal Financial Officer)

   /s/ Stephen L. Shore                  Controller                                         March 29, 2000
----------------------------             (Principal Accounting Officer)
     Stephen L. Shore

     /s/ John C. Appel                   Director                                           March 29, 2000
----------------------------
       John C. Appel

/s/ Mateland L. Keith, Jr.               Director                                           March 29, 2000
----------------------------
  Mateland L. Keith, Jr.

                                 EXHIBIT INDEX

     Exhibit
      Number                                                     Description
      ------                                                     -----------

       10.5                Material Contracts -- Retention Agreement between GTE Service Corporation and William
                           M. Edwards, III.

        12                 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        23                 Consent of Independent Public Accountants

        27                 Financial Data Schedule