Form 10-Q
period 2000-03-31
GTE SOUTHWEST INC
filed 2000-05-12
CIK 40874

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

                 For the quarterly period ended: March 31, 2000

                                       or

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

The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES  [X]  NO  [ ]

The Company had 6,500,000 shares of $100 par value common stock outstanding at April 30, 2000. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GTE SOUTHWEST INCORPORATED
                   Condensed Statements of Income (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                          2000          1999
                                                        --------      --------
                                                         (Dollars in Millions)
REVENUES AND SALES
     Local services                                     $  223.8      $  172.4
     Network access services                               143.8         174.3
     Other services and sales                               57.6          78.7
                                                        --------      --------
        Total revenues and sales                           425.2         425.4
                                                        --------      --------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                            149.6         156.3
     Selling, general and administrative                    56.9          91.1
     Depreciation and amortization                          76.6          76.2
                                                        --------      --------
        Total operating costs and expenses                 283.1         323.6
                                                        --------      --------

OPERATING INCOME                                           142.1         101.8

OTHER EXPENSE
     Interest - net                                         19.5          18.7
                                                        --------      --------
INCOME BEFORE INCOME TAXES                                 122.6          83.1
     Income taxes                                           43.6          29.3
                                                        --------      --------
INCOME BEFORE EXTRAORDINARY CHARGE                          79.0          53.8
     Extraordinary charge                                    4.6            --
                                                        --------      --------
NET INCOME                                              $   74.4      $   53.8
                                                        ========      ========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                      Condensed Balance Sheets (Unaudited)


                                                                March 31,     December 31,
                                                                  2000           1999
                                                               -----------   --------------
                                                                   (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                  $       5.2   $         10.5
    Receivables, less allowances
      of $27.4 million and $26.1 million                             283.9            328.1
    Accounts receivable from affiliates                               31.9             65.4
    Net assets held for sale                                         667.4            659.1
    Inventories and supplies                                          24.3             20.0
    Prepayments and other                                             14.8             25.9
                                                               -----------   --------------
       Total current assets                                        1,027.5          1,109.0
                                                               -----------   --------------


Property, plant and equipment, at cost                             4,358.6          4,298.1
Accumulated depreciation                                          (2,643.3)        (2,601.6)
                                                               -----------   --------------
       Total property, plant and equipment, net                    1,715.3          1,696.5
                                                               -----------   --------------


Prepaid pension costs                                                291.6            262.0
Other assets                                                           2.7              1.5
                                                               -----------   --------------
Total assets                                                   $   3,037.1   $      3,069.0
                                                               ===========   ==============







The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                Condensed Balance Sheets (Unaudited) - Continued


                                                                March 31,     December 31,
                                                                  2000           1999
                                                               -----------   --------------
                                                                   (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                       $       1.6   $         48.3
    Notes payable to affiliates                                      467.9            462.9
    Accounts payable                                                  81.2             89.5
    Affiliate payables and accruals                                   31.4             25.1
    Accrued payroll costs                                             35.7             39.7
    Taxes payable                                                     70.3             82.0
    Accrued dividends                                                 16.0             77.1
    Other                                                             95.6             78.2
                                                               -----------   --------------
       Total current liabilities                                     799.7           902.8
                                                               -----------   --------------


Long-term debt                                                       648.1            648.0
Employee benefit plans                                               236.7            235.0
Deferred income taxes and other                                      288.1            268.9
                                                               -----------   --------------
       Total liabilities                                           1,972.6          2,054.7
                                                               -----------   --------------


Shareholders' equity
    Preferred stock                                                     --              7.6
    Common stock (6,500,000 shares issued)                           650.0            650.0
    Additional paid-in capital                                        54.0             53.9
    Retained earnings                                                360.5            302.8
                                                               -----------   --------------
       Total shareholders' equity                                  1,064.5          1,014.3
                                                               -----------   --------------
Total liabilities and shareholders' equity                     $   3,037.1   $      3,069.0
                                                               ===========   ==============





The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                 Condensed Statements of Cash Flows (Unaudited)


                                                                           Three Months Ended
                                                                               March 31,
                                                                       -------------------------
                                                                         2000             1999
                                                                       --------         --------
                                                                         (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                                 $   79.0         $   53.8
    Adjustments to reconcile income before extraordinary
      charge to net cash from operations:
         Depreciation and amortization                                     76.6             76.2
         Employee retirement benefits                                     (27.3)            (5.4)
         Provision for uncollectible accounts                               8.0              7.0
         Changes in current assets and current liabilities                 80.2             (1.8)
         Deferred income taxes and other - net                             13.9             26.2
                                                                       --------         --------
       Net cash from operations                                           230.4            156.0
                                                                       --------         --------

INVESTING
    Capital expenditures                                                 (101.9)           (90.4)
    Other - net                                                             0.3               --
                                                                       --------         --------
       Net cash used in investing                                        (101.6)           (90.4)
                                                                       --------         --------
FINANCING
    Long-term debt and preferred stock retired,
      including premiums paid on early retirement                         (62.0)              --
    Dividends paid                                                        (77.1)           (52.2)
    Net change in affiliate notes                                           5.0            (21.2)
                                                                       --------         --------
       Net cash used in financing                                        (134.1)           (73.4)
                                                                       --------         --------

Decrease in cash and cash equivalents                                      (5.3)            (7.8)

Cash and cash equivalents:
    Beginning of period                                                    10.5             10.4
                                                                       --------         --------
    End of period                                                      $    5.2         $    2.6
                                                                       ========         ========




The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                  Statement of Shareholders' Equity (Unaudited)


                                                                              Additional
                                                 Preferred       Common         Paid-in        Retained
                                                   Stock          Stock         Capital        Earnings          Total
                                               -------------  -------------  -------------  ---------------  -------------
                                                                       (Dollars in Millions)
Shareholders' equity, December 31, 1999        $         7.6  $       650.0  $        53.9  $         302.8  $     1,014.3
Net income                                                                                             74.4           74.4
Dividends declared                                                                                    (16.1)         (16.1)
Redemption of preferred stock                           (7.6)                                          (0.6)          (8.2)
Tax benefit from exercise of stock options                                             0.1                             0.1
                                               -------------  -------------  -------------  ---------------  -------------
Shareholder's equity, March 31, 2000           $          --  $       650.0  $        54.0  $         360.5  $     1,064.5
                                               =============  =============  =============  ===============  =============





The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
               Notes to Condensed Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

GTE Southwest Incorporated (the Company) is incorporated under the laws of the State of Delaware and is a subsidiary of GTE Corporation (GTE).

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.

NOTE 2.  NET ASSETS HELD FOR SALE

During October 1999, the Company entered into an agreement to sell approximately 120,000 switched access lines in Oklahoma to Valor Telecommunications (formerly dba Communications, LLC). During September 1999, the Company entered into an agreement to sell approximately 399,000 switched access lines located in New Mexico and Texas to Valor Telecommunications. During June 1999, the Company entered into an agreement to sell approximately 87,000 switched access lines located in Arkansas to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Arkansas, New Mexico, Oklahoma and Texas. All sales are subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $667.4 million and $659.1 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $26.6 million and $26.5 million for the three months ended March 31, 2000 and 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues and approximately 36% of operating income.

NOTE 3.  EXTRAORDINARY CHARGE

In January 2000, the Company retired $46.7 million of long-term debt prior to stated maturity and incurred $7.1 million pretax in premiums associated with this retirement, resulting in a one-time, after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million).

NOTE 4.  PREFERRED STOCK

In March 2000, the Company redeemed all 332,000 outstanding shares of preferred stock and paid premiums of $0.6 million pretax on the early redemption.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure

                           GTE SOUTHWEST INCORPORATED
        Notes to Condensed Financial Statements (Unaudited) -- Continued


these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

NOTE 6.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $4.4 million and $3.5 million, respectively, compared to the first quarter of 1999.

NOTE 7.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission.

                           GTE SOUTHWEST INCORPORATED

Item 2.   Management's Discussion and Analysis of Results of Operations
               (Abbreviated pursuant to General Instruction H(2).)

RESULTS OF OPERATIONS

Net income increased $20.6 million, or 38%, for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to higher local services revenues and lower operating costs and expenses, partially offset by lower network access services and other services and sales revenues. Net income for 2000 includes an after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million) related to the retirement of debt prior to stated maturity.

REVENUES AND SALES

(Dollars in Millions)                            Three Months Ended
                                                      March 31,
                                             --------------------------   Increase      Percent
                                                 2000         1999        (Decrease)    Change
                                             ------------  ------------  -----------  -----------
    Local services                           $      223.8  $      172.4  $      51.4           30%
    Network access services                         143.8         174.3        (30.5)         (17)%
    Other services and sales                         57.6          78.7        (21.1)         (27)%
                                             ------------  ------------  -----------

      Total revenues and sales               $      425.2  $      425.4  $      (0.2)          --
                                             ============  ============  ===========

Local Services Revenues

Access line growth was 5% for the first quarter of 2000, generating additional revenues of $7.2 million from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. In addition, local services revenues increased $43.0 million due to a surcharge to offset network access and toll price reductions driven by the implementation of the Texas universal service fund (USF), effective September 1999.

Network Access Services Revenues

Mandated interstate and intrastate access price changes, primarily driven by the implementation of the Texas USF order reducing intrastate access rates effective September 1999, reduced revenues by $44.0 million for the first quarter of 2000 when compared to the first quarter of 1999. The offset is collected via a surcharge in local services, as discussed above. Partially offsetting the decreases is a 9% increase in minutes of use which generated additional revenues of $9.6 million. Special access revenues grew by $8.3 million as a result of greater demand for increased bandwidth services by high-capacity users.

Other Services and Sales Revenues

Other services and sales revenues decreased $21.1 million in first quarter of 2000 compared to the same period in 1999. The decrease is driven by a $7.1 million decline in toll services revenues primarily due to the Texas USF, as discussed in "Local Services Revenues" and "Network Access Services Revenues" above. A change in GTE Corporation's method of recognizing directory publishing revenues reduced revenues by $4.4 million in the first quarter of 2000 (see "OTHER DEVELOPMENTS - Directory Publishing Revenues" for additional information). In addition, billing and collection revenues decreased by $4.0 million and wireless revenues decreased by $3.0 million.

                           GTE SOUTHWEST INCORPORATED

               (Abbreviated pursuant to General Instruction H(2).)


OPERATING COSTS AND EXPENSES

(Dollars in Millions)                            Three Months Ended
                                                      March 31,
                                             --------------------------   Increase      Percent
                                                 2000         1999        (Decrease)    Change
                                             ------------  ------------  -----------  -----------

    Cost of services and sales               $      149.6  $      156.3  $      (6.7)          (4)%
    Selling, general and administrative              56.9          91.1        (34.2)         (38)%
    Depreciation and amortization                    76.6          76.2          0.4            1%
                                             ------------  ------------  -----------

      Total operating costs and expenses     $      283.1  $      323.6  $     (40.5)         (13)%
                                             ============  ============  ===========

The decrease in operating costs and expenses is primarily due to the recognition of a pretax gain of $20.2 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A one-time special charge of $18.4 million in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease in costs for the first quarter of 2000 compared to the same period in 1999. Reduced contracted services in the Customer Care Centers contributed an additional $8.0 million to the decrease in operating costs and expenses. These decreases were partially offset by a $6.5 million increase in the Texas USF contribution rate.

OTHER INCOME STATEMENT ITEMS

Interest - net increased $0.8 million or 4% in the first quarter of 2000 compared to the same period in 1999, primarily due to higher average debt levels.

Income tax expense increased $14.3 million or 49% for the three months ended March 31, 2000 compared to the same period in 1999, primarily due to a corresponding increase in pretax income.

During the first quarter of 2000, the Company recorded an after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million) for premiums paid on the retirement of debt prior to stated maturity.

INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. GTE has continued to sign interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks.

Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that

                           GTE SOUTHWEST INCORPORATED

              (Abbreviated pursuant to General Instruction H(2).)


exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.

INTRASTATE REGULATORY DEVELOPMENTS

New Mexico

In December 1999, the New Mexico Public Regulation Commission (NMPRC) issued two orders in Phase III of the USF/UNE proceeding that established an initial USF size and adopted USF implementation rules. The initial fund size is $11 million and the NMPRC is considering how to distribute the fund among the local exchange carriers (LEC). Offsetting rate reductions in services that contain implicit subsidies will be made upon final disposition of the proceeding. Also, in March 2000, a new law required the NMPRC to identify implicit subsidies included in the Company's rates by December 31, 2000.

OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

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

Net Assets Held for Sale

During October 1999, the Company entered into an agreement to sell approximately 120,000 switched access lines in Oklahoma to Valor Telecommunications (formerly dba Communications, LLC). During September 1999, the Company entered into an agreement to sell approximately 399,000 switched access lines located in New Mexico and Texas to Valor Telecommunications. During June 1999, the Company entered into an agreement to sell approximately 87,000 switched access lines located in Arkansas to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Arkansas, New Mexico, Oklahoma and Texas. All sales are subject to regulatory approval and are expected to close in 2000. The associated

                           GTE SOUTHWEST INCORPORATED

               (Abbreviated pursuant to General Instruction H(2).)


net assets, which approximate $667.4 million and $659.1 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $26.6 million and $26.5 million for the three months ended March 31, 2000 and 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues and approximately 36% of operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $4.4 million and $3.5 million, respectively, compared to the first quarter of 1999. Other services and sales revenues and operating income for the year ended December 31, 2000 are expected to decrease by approximately $43.2 million and $36.6 million, respectively, compared to 1999.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

                           GTE SOUTHWEST INCORPORATED

               (Abbreviated pursuant to General Instruction H(2).)


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

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, UNE and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets.

PART II.   OTHER INFORMATION

                           GTE SOUTHWEST INCORPORATED


Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits required by Item 601 of Regulation S-K.

                 10 Material Contracts -- Letter Agreement between GTE Service Corporation and John Appel

                 12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

                 27  Financial Data Schedule

           (b) The Company filed no reports on Form 8-K during the first quarter of 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GTE Southwest Incorporated
                                --------------------------------------------
                                                (Registrant)


Date:       May 12, 2000                    /s/ Stephen L. Shore
      ----------------------    --------------------------------------------
                                              Stephen L. Shore
                                                 Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit
     Number                             Description
  ------------  ----------------------------------------------------------------
       10       Material Contracts -- Letter Agreement between GTE Service
                Corporation and John Appel

       12       Statement re: Calculation of the Ratio of Earnings to Fixed
                Charges

       27       Financial Data Schedule