Form 10-Q
period 2000-06-30
GTE SOUTHWEST INC
filed 2000-08-14
CIK 40874

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______


                          Commission File Number 1-7077


                           GTE SOUTHWEST INCORPORATED
                         (d/b/a Verizon Southwest Inc.)
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

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           GTE SOUTHWEST INCORPORATED
                   Condensed Statements of Income (Unaudited)


                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                 ----------------------   -----------------------
                                                    2000        1999         2000        1999
                                                 ----------  ----------   ----------  -----------
                                                                (Dollars in Millions)
REVENUES AND SALES
     Local services                              $    258.8  $    182.1   $    499.2  $     366.8
     Network access services                          155.0       189.7        301.4        367.0
     Other services and sales                          52.6        72.0         91.0        135.4
                                                 ----------  ----------   ----------  -----------
        Total revenues and sales                      466.4       443.8        891.6        869.2
                                                 ----------  ----------   ----------  -----------

OPERATING COSTS AND EXPENSES
     Operations and support                           243.1       227.4        449.6        474.9
     Depreciation and amortization                     77.9        72.3        152.4        147.1
     Gain on sale of assets                          (281.7)         --       (281.7)          --
                                                 ----------  ----------   ----------  -----------
        Total operating costs and expenses             39.3       299.7        320.3        622.0
                                                 ----------  ----------   ----------  -----------

OPERATING INCOME                                      427.1       144.1        571.3        247.2

OTHER EXPENSE
     Interest - net                                    19.0        18.1         38.5         36.7
                                                 ----------  ----------   ----------  -----------

INCOME BEFORE INCOME TAXES                            408.1       126.0        532.8        210.5
     Income taxes                                     149.4        44.6        193.7         74.4
                                                 ----------  ----------   ----------  -----------

INCOME BEFORE EXTRAORDINARY CHARGE                    258.7        81.4        339.1        136.1
     Extraordinary charge                                --          --          4.6           --
                                                 ----------  ----------   ----------  -----------

NET INCOME                                       $    258.7  $     81.4   $    334.5  $     136.1
                                                 ==========  ==========   ==========  ===========



The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                      Condensed Balance Sheets (Unaudited)


                                                                    June 30,      December 31,
                                                                      2000            1999
                                                               --------------   -------------
                                                                    (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                  $        7.8     $      10.5
    Receivables, less allowances of $27.2 million
       and $26.1 million                                              270.1           328.1
    Receivables from affiliates                                        36.1            65.4
    Inventories and supplies                                           20.4            20.0
    Net assets held for sale                                          562.5           659.1
    Prepaid expenses and other                                          6.9            25.9
                                                               --------------   -------------

       Total current assets                                           903.8         1,109.0
                                                               --------------   -------------


Property, plant and equipment, at cost                              4,349.5         4,238.0
Accumulated depreciation                                           (2,658.0)       (2,576.1)
                                                               --------------   -------------

       Total property, plant and equipment, net                     1,691.5         1,661.9
                                                               --------------   -------------


Prepaid pension costs                                                 340.7           262.0
Other assets                                                            1.6             1.5
                                                               --------------   -------------

Total assets                                                   $    2,937.6     $   3,034.4
                                                               ==============   =============



The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                Condensed Balance Sheets (Unaudited) - Continued


                                                                  June 30,       December 31,
                                                                    2000            1999
                                                               --------------   -------------
                                                                     (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                       $          1.6   $        48.3
    Notes payable to affiliates                                         150.3           462.9
    Accounts payable                                                     84.9            89.5
    Affiliate payables and accruals                                      76.6            25.1
    Taxes payable                                                       202.7            82.0
    Accrued dividends                                                    24.0            77.1
    Other                                                               148.1           117.9
                                                               --------------   -------------

       Total current liabilities                                        688.2           902.8
                                                               --------------   -------------


Long-term debt                                                          648.2           648.0
Employee benefit plans                                                  238.1           235.0
Deferred income taxes and other                                         288.1           272.0
                                                               --------------   -------------

       Total liabilities                                              1,862.6         2,057.8
                                                               --------------   -------------

Shareholders' equity
    Preferred stock                                                        --             7.6
    Common stock (6,500,000 shares issued)                              650.0           650.0
    Additional paid-in capital                                          425.0            53.9
    Retained earnings                                                      --           265.1
                                                               --------------   -------------

       Total shareholders' equity                                     1,075.0           976.6
                                                               --------------   -------------

Total liabilities and shareholders' equity                     $      2,937.6   $     3,034.4
                                                               ==============   =============

The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                 Condensed Statements of Cash Flows (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                           2000          1999
                                                                       -----------   -----------
                                                                         (Dollars in Millions)
OPERATIONS
       Net cash from operations                                        $     442.2   $     313.0
                                                                       -----------   -----------

INVESTING
    Capital expenditures                                                    (208.0)       (204.5)
    Proceeds from sale of assets                                             420.2            --
    Other - net                                                               (1.6)          0.5
                                                                       -----------   -----------
       Net cash provided by (used in) investing                              210.6        (204.0)
                                                                       -----------   -----------

FINANCING
    Long-term debt and preferred stock retired,
       including premiums paid on early retirement                           (62.0)         (0.3)
    Dividends paid                                                          (281.0)       (100.3)
    Net change in affiliate notes                                           (312.5)        (12.0)
                                                                       -----------   -----------
       Net cash used in financing                                           (655.5)       (112.6)
                                                                       -----------   -----------

Decrease in cash and cash equivalents                                         (2.7)         (3.6)

Cash and cash equivalents:
    Beginning of period                                                       10.5          10.4
                                                                       -----------   -----------
    End of period                                                      $       7.8   $       6.8
                                                                       ===========   ===========


The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                  Statement of Shareholders' Equity (Unaudited)

                                                                              Additional
                                                    Preferred     Common        Paid-In      Retained
                                                      Stock        Stock        Capital      Earnings      Total
                                                  ------------ ------------- ------------ ------------- ------------
                                                                        (Dollars in Millions)
Shareholders' equity, December 31, 1999           $        7.6 $       650.0 $       53.9 $       265.1 $      976.6

Net income                                                                                        334.5        334.5
Redemption of preferred stock                             (7.6)                                    (0.6)        (8.2)
Tax benefit from exercise of stock options                                            0.2                        0.2
Dividends declared                                                                               (228.1)      (228.1)
Capital contributions from Parent                                                   370.9                      370.9
Dividend paid to Parent                                                                          (370.9)      (370.9)
                                                  ------------ ------------- ------------ ------------- ------------
Shareholders' equity, June 30, 2000               $         -- $       650.0 $      425.0 $          -- $    1,075.0
                                                  ============ ============= ============ ============= ============



The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
               Notes to Condensed Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

GTE Southwest Incorporated (d/b/a Verizon Southwest Inc.) (the Company), is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2. BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs
Results of operations for June 30, 2000 includes merger-related pre-tax costs totaling approximately $48.8 million consisting of direct incremental costs and employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Servcies), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheets as a component of "Employee benefit plans".

Conforming Accounting Adjustments
Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $4.2 million for each of the six month periods ended June 30, 2000 and 1999.

Note 3.  Dividends

On July 30, 2000, the Company declared and paid a dividend in the amount of $24.0 million to Verizon Communications.

Prior to the closing of the GTE merger with Bell Atlantic, dividends that equaled the retained earnings balance reflected on the Company's financial statements were declared and paid to GTE. Upon the payment of these dividends, a capital contribution in the same amount was made by GTE to the Company.

                           GTE SOUTHWEST INCORPORATED
         Notes to Condensed Financial Statements (Unaudited) - Continued

NOTE 4.  NET ASSETS HELD FOR SALE

During October 1999, the Company entered into an agreement to sell switched access lines in Oklahoma to Valor Telecommunications (formerly dba Communications, LLC). On June 30, 2000, the Company completed this sale of approximately 130,000 switched access lines for cash proceeds of $420.2 million and recorded a pre-tax gain of $281.7 million ($180.8 million after-tax). During September 1999, the Company entered into an agreement to sell approximately 399,000 switched access lines located in New Mexico and Texas to Valor Telecommunications. During June 1999, the Company entered into an agreement to sell approximately 87,000 switched access lines located in Arkansas to Century Tel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Arkansas, New Mexico, Oklahoma and Texas. As of June 30, 2000, there were approximately 517,000 switched access lines held for sale. All remaining sales are contingent upon final agreements and regulatory approval and are expected to close in 2000. The associated net assets, which approximate $562.5 million and $659.1 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $26.8 million and $53.4 million for the three and six months ended June 30, 2000 and $26.5 million and $53.0 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements in total represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues and approximately 36% to operating income. In July 2000, the Company sold approximately 93,000 access lines in Arkansas to Century Tel, Inc. for cash proceeds of $333.1 million.


NOTE 5.  EXTRAORDINARY CHARGE

In January 2000, the Company retired $46.7 million of long-term debt prior to stated maturity and incurred $7.1 million pretax in premiums associated with this retirement, resulting in a one-time, after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million).

NOTE 6.  PREFERRED STOCK

In March 2000, the Company redeemed all 332,000 outstanding shares of preferred stock and paid premiums of $0.6 million pretax on the early redemption.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation

                           GTE SOUTHWEST INCORPORATED
         Notes to Condensed Financial Statements (Unaudited) - Continued

Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

NOTE 8. DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income decreased $13.2 million and $10.9 million, respectively, for the six months ended June 30, 2000 compared to the same period in of 1999.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that customers continue to recieve high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                          GTE SOUTHWEST INCORPORATED

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income increased by $198.4 million for the six months ended June 30, 2000 compared to the same period in 1999. The increase is primarily due to a gain of $281.7 million recognized on the sale of assets, as well as an increase in local service revenues. In the first quarter of 2000, the Company recorded an after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million) related to the retirement of debt prior to stated maturity.

The Company's results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis.

The following table shows how special items are reflected in the condensed statements of income for each period:

(Dollars in Millions)
                                                          Six Months Ended
                                                               June 30,
                                                    ----------------------------
                                                       2000               1999
                                                    ----------         ---------
Revenues and Sales
  Regulatory contingency                            $     2.2          $     --
                                                    ----------         ---------

Operations and Support Expenses
  Bell Atlantic-GTE merger costs                         48.8                --
  Conforming accounting adjustments                      (4.2)             (4.2)
                                                    ----------         ---------
                                                         44.6              (4.2)
                                                    ----------         ---------

Interest Expense                                          0.3                --
                                                    ----------         ---------
Total                                               $    47.1          $   (4.2)
                                                    ==========         =========


What follows is a further explanation of the nature of these special items.

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 includes merger-related pre-tax costs totaling approximately $48.8 million consisting of direct incremental costs and employee severance costs.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

employees are included in the Company's balance sheets as a component of "Employee benefit plans".

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $4.2 million for each of the six month periods ended June 30, 2000 and 1999.

Regulatory Contingency

In the second quarter of 2000, the Company recognized a charge for a regulatory matter totaling $ 2.5 million. The Company recorded a reduction to operating revenue in the amount of $2.2 million and a charge to interest expense of $0.3 million. This matter relates to a specific issue currently under investigation by federal regulatory commissions. The Company believes that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.



REVENUES AND SALES
(Dollars in Millions)                                  Six Months Ended
                                                            June 30,
                                                    --------------------------    Increase     Percent
                                                      2000          1999         (Decrease)    Change
                                                    ------------  ------------   ------------ -----------
    Local services                                  $    499.2    $    366.8     $     132.4      36%
    Network access services                              301.4         367.0           (65.6)    (18)%
    Other services and sales                              91.0         135.4           (44.4)    (33)%
                                                    ------------  ------------   ------------
       Total revenues and sales                     $    891.6    $    869.2     $      22.4       3%
                                                    ============  ============   ============

Local Services Revenues

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. Access lines increased 4% generating additional revenues of $21.8 million from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services for the six months ended June 30, 2000. Demand for enhanced custom calling features, such as SmartCall(R) services, increased year-to-date local services revenue by $4.9 million. In addition, an increase in revenues of $96.8 million resulted from a surcharge to offset access and toll price reductions driven by the implementation of the Texas universal service fund (USF), effective September 1999.

Network Access Services Revenues

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. Mandated interstate and intrastate access price changes and rate element adjustments, primarily driven by the implementation of the Texas USF order reducing intrastate access rates effective September 1999, reduced revenues by $98.9 million for the six months ending June 30, 2000 as compared to the same period in 1999. The offset is collected via a surcharge in local services, as discussed above. In addition, revenues were reduced by a second quarter 2000 special charge for a contingency associated with a regulatory matter (see "Results of Operations").

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Partially offsetting the decreases was an 8% increase in minutes of use that generated additional revenues of $17.5 million. Special access revenues grew by $20.3 million as a result of greater demand for increased bandwidth services by high-capacity users.

Other Services and Sales Revenues

Other services and sales revenues include such services as inventory management and purchasing services, customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services and sales revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same LATA (intraLATA). The decrease in other services and sales revenues for the six-month period ended June 30, 2000, compared to the same period in 1999 was primarily due to the impact of a change in the recognition of directory publishing revenues resulting in a decrease of $13.2 million (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues"). Further impacting the decrease are reduced toll revenues of an additional $11.3 million resulting from intraLATA (Local Access Transport Area) toll competition, lower billing and collection revenues of $6.8 million, and lower wireless revenues of $5.8 million.


OPERATING COSTS AND EXPENSES
 (Dollars in Millions)                                   Six Months Ended
                                                             June 30,
                                                    --------------------------    Increase      Percent
                                                        2000          1999       (Decrease)     Change
                                                    ------------  ------------  ------------  -----------
    Operations and support                          $      449.6  $      474.9  $      (25.3)       (5)%
    Depreciation and amortization                          152.4         147.1           5.3         4%
    Gain on sale of assets                                (281.7)           --        (281.7)       --
                                                    ------------  ------------  ------------
       Total operating costs and expenses           $      320.3  $      622.0  $     (301.7)      (49)%
                                                    ============  ============  ============

Operations and support expenses represent employee costs and other operating expenses. Operating costs and expenses decreased $301.7 million, or 49% for the six month period ended June 30, 2000, compared to the same period of 1999, primarily due to gains realized from the sale of assets. In June 2000, the sale of approximately 130,000 access lines in the state of Oklahoma resulted in a gain of $281.7 million. Further contributing to the decrease was the recognition of a pre-tax gain of $33.7 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge of $18.4 million in the first quarter of 1999, associated with an employee reduction program, also contributed to the decrease in costs. Lower costs for contracted services in the Customer Care Centers contributed an additional $14.0 million to the decrease in operating costs and expenses. Partially offsetting the decrease was a second quarter 2000 special charge of $48.8 million for severance and direct incremental merger-related costs (see "Results Of Operations").

The increase in depreciation and amortization expense in the first six months of 2000 compared to the same period in 1999 is due to the continuing investment in network necessary to support access line growth from higher demand by Internet Service Providers (ISPs) and customer line growth. Partially offsetting the increase in depreciation and amortization expense were reductions resulting from adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger (see "Results of Operations").

OTHER INCOME STATEMENT ITEMS

Interest-net increased 5% or $1.8 million for the six months ended June 30, 2000, compared to the same periods in 1999. The increases are primarily due to increases in interest expense resulting from higher average short-term debt levels.

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Income tax expense increased $119.3 million for the six months ended June 30, 2000, as compared to the same period in 1999, primarily due to a corresponding increase in pretax income.


INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in Verizon's service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)


INTRASTATE REGULATORY DEVELOPMENTS

New Mexico

In December 1999, the New Mexico Public Regulation Commission (NMPRC) issued two orders in Phase III of the Universal Service Fund (USF)/Unbundled Network Element (UNE) proceeding that established an initial USF size and adopted USF implementation rules. The initial fund size is $11 million and the NMPRC is considering how to distribute the fund among the local exchange carriers (LECs). Offsetting rate reductions in services that contain implicit subsidies will be made upon final disposition of the proceeding. Also, in March 2000, a new law required the NMPRC to identify implicit subsidies included in the Company's rates by December 31, 2000.

Texas

In December 1996, the Public Utility Commission of Texas (PUCT) issued decisions in the Company's arbitration with AT&T, MCI, and Sprint to determine interconnection, resale and unbundling terms and conditions. The discount rate for the Company's resold services was set at 22.99%. Interim rates based on the Company's costs will be used for interconnection and UNEs until permanent discounts are established upon further investigation into cost methodology. The Company filed cost studies in June 1997 and revised cost studies in February and August 1998. The Company has reached an agreement with various carriers in the permanent UNE case under which the interim UNE rates will continue until the parties' contracts expire. During 1997, the Company filed lawsuits in the U.S. District Court challenging portions of the PUCT's determinations. These lawsuits have been consolidated into a single lawsuit and a decision is anticipated in the second half of 2000.

Since early 1997, the PUCT has been working with the industry to construct and implement a state universal service plan. As of March 1, 2000, the Company is now receiving $197.7 million annually in fund disbursements and has implemented offsetting reductions to wholesale switched access rates and intraLATA toll rates. In June 2000, the

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Company filed an application for true up of approximately $3.6 million in USF amounts related to calculation errors by the Commission. A procedural schedule has not been established for this proceeding.

In September 1999, the Company agreed to sell a portion of its access lines to Valor Communications, L.L.C. The sale is expected to have a material effect upon the annual disbursements which the Company presently receives through the state universal service plan given the rural nature of the repositioned properties.

In April 2000, the PUCT promulgated new service-quality regulations requiring, among other things, an increase in the data-carriage capacity of the public switched telephone network from 2.4 kilobits per second to 14.4 kilobits per second. The Company expects to be able to comply with the new service-quality regulations or to seek waivers for individual exchanges in accordance with those regulations.

OTHER DEVELOPMENTS

Net Assets Held for Sale

During October 1999, the Company entered into an agreement to sell switched access lines in Oklahoma to Valor Telecommunications (formerly dba Communications, LLC). On June 30, 2000 the Company completed this sale of approximately 130,000 switched access lines for cash proceeds of $420.2 million and recorded a pretax gain of $281.7 million ($180.8 million after-tax). During September 1999, the Company entered into an agreement to sell approximately 399,000 switched access lines located in New Mexico and Texas to Valor Telecommunications. During June 1999, the Company entered into an agreement to sell approximately 87,000 switched access lines located in Arkansas to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Arkansas, New Mexico, Oklahoma and Texas. As of June 30, 2000, there were approximately 517,000 switched access lines held for sale. All remaining sales are contingent upon final agreements and regulatory approval and are expected to close in 2000. The associated net assets, which approximate $562.5 million and $659.1 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $26.8 million and $53.4 million for the three and six months ended June 30, 2000 and $26.5 million and $53.0 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements in total represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues and approximately 36% to operating income. In July 2000, the Company sold approximately 93,000 access lines in Arkansas to Century Tel, Inc. for cash proceeds of $333.1 million.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income decreased $13.2 million and $10.9 million, respectively, for the six months ended June 30, 2000 compared to the same period in of 1999.

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)


RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

                           GTE SOUTHWEST INCORPORATED

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.


Item 6. Exhibits:

        (a)  Exhibits:

             27   Financial Data Schedule

        (b)  The Company filed a report on Form 8-K dated June 30, 2000 under
             Item 1, "Changes in Control of Registrant."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GTE Southwest Incorporated
                                         -------------------------------------
                                                    (Registrant)


Date:       August 14, 2000                     /s/      Edwin F. Hall
     ------------------------------      -------------------------------------
                                                    Edwin F. Hall
                                                     Controller
                                           (Principal Accounting Officer)






UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                  EXHIBIT INDEX


     Exhibit
      Number                                     Description
-------------------        -----------------------------------------------------

        27                 Financial Data Schedule