Form 10-Q
period 2000-09-30
GTE SOUTHWEST INC
filed 2000-11-14
CIK 40874

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

               For the quarterly period ended: September 30, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File Number 1-7077

                          GTE SOUTHWEST INCORPORATED
                           (d/b/a Verizon Southwest)
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

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF VERIZON COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GTE SOUTHWEST INCORPORATED
                   Condensed Statements of Income (Unaudited)


                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                 ----------------------------       ----------------------------
                                                    2000             1999              2000             1999
                                                 -----------      -----------       -----------      -----------
                                                                        (Dollars in Millions)
OPERATING REVENUES                               $     400.4      $     464.3       $   1,292.0      $   1,333.5
                                                 -----------      -----------       -----------      -----------


OPERATING EXPENSES
     Operations and support                            211.0            227.2             660.6            702.1
     Depreciation and amortization                      80.5             71.7             232.9            218.8
     Gain on sales of assets                          (879.5)            --            (1,161.2)            --
                                                 -----------      -----------       -----------      -----------

        Total operating expenses (benefit)            (588.0)           298.9            (267.7)           920.9
                                                 -----------      -----------       -----------      -----------

OPERATING INCOME                                       988.4            165.4           1,559.7            412.6

OTHER (INCOME) EXPENSES
     Interest income                                    (3.5)            --                (3.7)            --
     Interest expense                                   12.6             18.7              51.3             55.4
                                                 -----------      -----------       -----------      -----------
INCOME BEFORE INCOME TAXES AND
      EXTRAORDINARY CHARGE                             979.3            146.7           1,512.1            357.2
     Income taxes                                      347.9             51.9             541.6            126.2
                                                 -----------      -----------       -----------      -----------

INCOME BEFORE EXTRAORDINARY CHARGE                     631.4             94.8             970.5            231.0
     Extraordinary charge, net                           --               --               (4.6)             --
                                                 -----------      -----------       -----------      -----------

NET INCOME                                       $     631.4      $      94.8       $     965.9      $     231.0
                                                 ===========      ===========       ===========      ===========


The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                            Condensed Balance Sheets


                                                                (Unaudited)
                                                                September 30,     December 31,
                                                                    2000             1999
                                                               -------------     -------------
                                                                      (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                  $        10.9     $        10.5
    Accounts receivable, less allowances of
       $27.3 and $26.1                                                 241.8             328.1
    Accounts receivable from affiliates                                 34.1              65.4
    Notes receivable from affiliates                                   580.1                --
    Inventories and supplies                                            27.4              20.0
    Net assets held for sale                                              --             659.1
    Prepayments and other                                                8.8              25.9
                                                               -------------     -------------
       Total current assets                                            903.1           1,109.0
                                                               -------------     -------------

Property, plant and equipment, at cost                               4,356.7           4,238.0
Accumulated depreciation                                            (2,717.1)         (2,576.1)
                                                               -------------     -------------
       Total property, plant and equipment, net                      1,639.6           1,661.9
                                                               -------------     -------------

Prepaid pension costs                                                  354.0             262.0
Other assets                                                              --               1.5
                                                               -------------     -------------
Total assets                                                   $     2,896.7     $     3,034.4
                                                               =============     =============


The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                      Condensed Balance Sheets - Continued


                                                               (Unaudited)
                                                               September 30,     December 31,
                                                                   2000              1999
                                                               ------------     --------------
                                                                    (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                       $        1.6     $         48.3
    Notes payable to affiliates                                         5.8              462.9
    Accounts payable                                                   86.9               89.5
    Affiliate payables                                                497.1               43.7
    Taxes payable                                                      79.8               63.4
    Advance billings and customer deposits                             45.3               48.1
    Dividends payable                                                  12.0               77.1
    Other                                                             101.1               69.8
                                                               ------------     --------------
       Total current liabilities                                      829.6              902.8
                                                               ------------     --------------

Long-term debt                                                        647.7              648.0
Employee benefit plans                                                249.6              235.0
Deferred income taxes and other                                       272.0              255.7
                                                               ------------     --------------
       Total liabilities                                            1,998.9            2,041.5
                                                               ------------     --------------
Shareholders' equity
    Preferred stock                                                      --                7.6
    Common stock  (6,500,000 shares issued and outstanding)           650.0              650.0
    Additional paid-in capital                                        425.1               53.9
    Retained earnings  (deficit)                                     (177.3)             281.4
                                                               ------------     --------------
       Total shareholders' equity                                     897.8              992.9
                                                               ------------     --------------
Total liabilities and shareholders' equity                     $    2,896.7     $      3,034.4
                                                               ============     ==============


The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                 Condensed Statements of Cash Flows (Unaudited)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                       --------------------------
                                                                           2000          1999
                                                                       -----------    -----------
                                                                         (Dollars in Millions)
OPERATING
       Net cash provided by operations                                 $     543.5    $    472.1
                                                                       ------------   -----------
INVESTING
    Capital expenditures                                                    (330.2)       (305.6)
    Proceeds from sales of assets                                          2,005.5            --
    Other - net                                                               (1.5)          0.5
                                                                       ------------   -----------
       Net cash provided by (used in) investing                            1,673.8        (305.1)
                                                                       ------------   -----------
FINANCING
    Long-term debt retired including premium paid
       on early retirement                                                   (54.3)         (0.3)
    Preferred stock retired, including premium paid
       on early redemption                                                    (8.2)           --
    Dividends paid                                                        (1,117.2)       (159.4)
    Net change in affiliate notes                                         (1,037.2)        (14.9)
                                                                       ------------   -----------
       Net cash used in financing                                         (2,216.9)       (174.6)
                                                                       ------------   -----------

Increase (decrease) in cash and cash equivalents                               0.4          (7.6)

Cash and cash equivalents:
    Beginning of period                                                       10.5          10.4
                                                                       ------------   -----------
    End of period                                                      $      10.9    $      2.8
                                                                       ============   ===========


The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
                  Statement of Shareholders' Equity (Unaudited)

                                                                                    Additional       Retained
                                                    Preferred        Common           Paid-In        Earnings
                                                      Stock          Stock            Capital       (Deficit)          Total
                                                  ------------    ------------     ------------    ------------     ------------
                                                                               (Dollars in Millions)
Shareholders' equity, December 31, 1999           $        7.6    $      650.0     $       53.9    $      281.4     $      992.9

Net income                                                                                                965.9            965.9
Redemption of preferred stock                             (7.6)                                            (0.6)            (8.2)
Tax benefit from exercise of stock options                                                  0.3                              0.3
Dividends declared                                                                                     (1,052.0)        (1,052.0)
Capital contribution in connection with merger                                            370.9                            370.9
Dividend declared in connection with merger                                                              (370.9)          (370.9)
Other                                                                                                      (1.1)            (1.1)
                                                  ------------    ------------     ------------    ------------     ------------
Shareholders' equity, September 30, 2000          $         --    $      650.0     $      425.1    $     (177.3)    $      897.8
                                                  ============    ============     ============    ============     ============


The accompanying notes are an integral part of these statements.

                           GTE SOUTHWEST INCORPORATED
              Notes to Condensed Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

GTE Southwest Incorporated (d/b/a Verizon Southwest) (the Company), is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in the Company's 1999 Annual Report on Form 10-K.


NOTE 2.  BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs
Results of operations for nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $48.8 million, consisting of $18.8 million for direct incremental costs, and $30.0 million for employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and support expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed balance sheets as components of "Other current liabilities" and "Employee benefit plans."


Conforming Accounting Adjustments
Results of operations also included adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income was increased by $4.2 million and $6.2 million for the nine month periods ended September 30, 2000 and 1999, respectively.

                           GTE SOUTHWEST INCORPORATED
         Notes to Condensed Financial Statements (Unaudited) - Continued

Other Related Actions
During the second quarter of 2000, the Company also recorded $2.2 million pre-tax for other actions in relation to the Merger or other strategic decisions.


NOTE 3.  COMPREHENSIVE INCOME

Net income and comprehensive income were the same for the nine months ended September 30, 2000 and 1999.


NOTE 4.  NET ASSETS HELD FOR SALE

During October 1999, the Company entered into an agreement to sell switched access lines in Oklahoma to Valor Telecommunications (formerly dba Communications, LLC). On June 30, 2000, the Company completed this sale of approximately 131,000 switched access lines for cash proceeds of $420.3 million and recorded a pre-tax gain of $264.5 million ($170.5 million after-tax). During the third quarter of 2000, this gain was adjusted from the previously reported amount of $281.7 million ($180.8 million after-tax) as a result of certain post-closing adjustments considered to be in the normal course of business. During June 1999, the Company entered into an agreement to sell switched access lines located in Arkansas to Century Tel, Inc. On July 31, 2000, the Company completed this sale of approximately 93,000 access lines in Arkansas to Century Tel, Inc. for cash proceeds of $332.9 million and recorded a pre-tax gain of $208.9 million ($130.4 million after-tax). During September 1999, the Company entered into an agreement to sell switched access lines located in New Mexico and Texas to Valor Telecommunications. On August 31, 2000, the Company completed this sale of approximately 425,000 access lines in Texas and New Mexico to Valor Telecommunications for cash proceeds of $1,249.6 million and recorded a pre-tax gain of $687.8 million ($443.4 million after-tax). The associated net assets, which approximated $659.1 million at December 31, 1999, consisted of property, plant and equipment, and had been classified as "Net assets held for sale" in the condensed balance sheets. Given the decision to sell, no depreciation expense was recorded for these assets during 1999 and 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Depreciation expense was lowered by $14 million and $67 million for the three and nine months ended September 30, 2000 and $25 million and $78 million for the three and nine months ended September 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements in total represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues and approximately 36% to operating income.


NOTE 5.  EXTRAORDINARY CHARGE

In January 2000, the Company retired $46.7 million of long-term debt prior to stated maturity and incurred $7.1 million in premiums associated with this retirement, resulting in a one-time, after-tax extraordinary charge of $4.6 million (net of a tax benefit of $2.5 million).


NOTE 6.  PREFERRED STOCK

In March 2000, the Company redeemed all 332,000 outstanding shares of preferred stock and paid premiums of $0.6 million on the early redemption.

                           GTE SOUTHWEST INCORPORATED
         Notes to Condensed Financial Statements (Unaudited) - Continued

NOTE 7.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $32.6 million and $28.1 million, respectively, compared to the same period in 1999.


NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.


SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for specific liabilities in connection with regulatory and legal matters that management currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on the Company's financial condition, but it could have a material effect on the Company's results of operations.

Federal and state regulatory conditions to the Merger include certain commitments to, among other things, promote

                           GTE SOUTHWEST INCORPORATED
         Notes to Condensed Financial Statements (Unaudited) - Continued

competition and the widespread deployment of advanced services, while helping ensure that customers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact net income of Verizon Communications in 2000 on a consolidated basis by approximately $275 to $325 million, based on preliminary estimates. The estimated impact on each operating telephone subsidiary, including the Company, is currently being assessed.

                           GTE SOUTHWEST INCORPORATED

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income increased by $734.9 million for the nine months ended September 30, 2000, compared to the same period in 1999.

The Company's operating results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis.

The following table shows how special items are reflected in the condensed statements of income for each period:


(Dollars in Millions)
Nine Months Ended September 30,                                                     2000            1999
----------------------------------------------------------------------------------------------------------
Operating Revenues
 Regulatory contingency                                                     $        1.1    $         --
 Other charges and special items                                                     1.1              --
                                                                            ------------------------------
                                                                                     2.2              --
                                                                            ------------------------------
Operating Expenses
 Bell Atlantic-GTE merger costs                                                     48.8              --
 Bell Atlantic-GTE conforming accounting adjustments                                (4.2)           (6.2)
 Bell Atlantic-GTE merger other related actions                                      2.2              --
 Gain on sales of assets                                                        (1,161.2)             --
                                                                            ------------------------------
                                                                                (1,114.4)           (6.2)
                                                                            ------------------------------
Interest Expense
 Regulatory contingency                                                              0.3              --
                                                                            ------------------------------

Net increase in income before income taxes and extraordinary charge         $   (1,111.9)   $       (6.2)
                                                                            ==============================

Extraordinary charge, net                                                   $       (4.6)   $         --
                                                                            ==============================

What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications
Inc. (Verizon Communications). The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $48.8 million, consisting of $18.8 million for direct incremental costs, and $30.0 million for employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services. Costs allocated from Verizon Services are included in Operations and support expenses.

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No.112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed balance sheets as components of "Other current liabilities" and "Employee benefit plans."

Conforming Accounting Adjustments

Results of operations also included adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income was increased by $4.2 million and $6.2 million for the nine month periods ended September 30, 2000 and 1999, respectively.

Other Related Actions

During the second quarter of 2000, the Company also recorded $2.2 million pre-tax for other actions in relation to the Merger or other strategic decisions.

Other Charges and Special Items

Regulatory Contingency

In the second quarter of 2000, the Company recognized a pre-tax charge for a regulatory matter totaling $1.4 million. The Company recorded a reduction to operating revenue in the amount of $1.1 million and a charge to interest expense of $0.3 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). The Company believes that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

Gain on Sales of Assets

During the third quarter of 2000, the Company completed the sales of access lines in Arkansas, New Mexico, Oklahoma, and Texas. These sales completed the Company's previously announced 1998 plan to sell selected access lines located in these states and resulted in a $1,161.2 million pre-tax gain ($744.3 million after-tax).

Extraordinary Charge

In January 2000, the Company retired $46.7 million of long-term debt prior to stated maturity and incurred $7.1 million in premiums associated with this retirement, resulting in a one-time, after-tax extraordinary charge of $4.6 million (net of a tax benefit of $2.5 million).

Other Items

In the second quarter of 2000, the Company also recorded other charges and special items totaling approximately $1.1 million pre-tax.

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

OPERATING REVENUES
(Dollars in Millions)                                   Nine Months Ended
                                                          September 30,
                                                 ------------------------------     Increase          Percent
                                                      2000             1999         (Decrease)        Change
                                                 -------------    -------------    -----------      -----------
Local services                                   $       723.5    $       572.4    $     151.1            26%
Network access services                                  433.2            545.7         (112.5)          (21)%
Other services                                           135.3            215.4          (80.1)          (37)%
                                                 -------------    -------------    -----------
  Total operating revenues                       $     1,292.0    $     1,333.5    $     (41.5)           (3)%
                                                 =============    =============    ============

Local Services

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. In the third quarter of 2000, certain properties were sold that contributed local services revenues during the previous periods. Access lines (excluding property sales) increased 3%, generating additional revenues from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services for the nine months ended September 30, 2000 compared to the same period in 1999. Demand for enhanced custom calling features, such as SmartCall(R) services, also increased year-to-date local services revenues. In addition, an increase in local services revenues resulted from a surcharge to offset access and toll price reductions and other regulatory decisions including the implementation of the Texas universal service fund (USF) order, effective September 1999.

Network Access Services

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. The increase in network access revenues was primarily due to mandated interstate and intrastate access price changes and other regulatory actions, primarily driven by the implementation of the Texas USF order. Also, the nine month period of 2000 included revenue reductions related to the implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, effective July 1, 2000. In the third quarter of 2000, the Company's access lines in the states of Arkansas, New Mexico, Oklahoma and a portion of Texas were sold resulting in a decrease in revenues from 1999. Partially offsetting these decreases was higher customer demand as reflected by an increase of 9% in minutes of use from September 30, 1999. Special access revenues grew as a result of greater demand for increased bandwidth services by high-capacity users.

Other Services

Other services revenues include such services as customer premises equipment sales, public telephone and billing and collection services provided to affiliates and third parties. In addition, other services revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same LATA (Local Access Transport
Area) - (intraLATA). The decrease in other services revenues for the nine month period ended September 30, 2000, compared to the same period in 1999 was due, in part, to the impact of a change in the recognition of directory publishing revenues which resulted in a decrease in revenues of $32.6 million (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues"). Further contributing to the decrease were reduced toll revenues resulting from intraLATA toll competition, and the effect of a special charge recorded in 2000 (see "RESULTS OF OPERATIONS").

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

OPERATING EXPENSES
(Dollars in Millions)                                      Nine Months Ended
                                                             September 30,
                                                    ------------------------------      Increase        Percent
                                                         2000             1999          (Decrease)       Change
                                                    --------------   -------------    --------------    ---------
Operations and support                              $       660.6    $       702.1    $      (41.5)         (6)%
Depreciation and amortization                               232.9            218.8            14.1           6%
Gain on sales of assets                                  (1,161.2)              --        (1,161.2)         --
                                                    --------------   -------------    --------------
   Total operating expenses (benefit)               $      (267.7)   $       920.9    $   (1,188.6)         --
                                                    ==============   =============    ==============

Operations and Support

Operations and support expenses, consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs. Operations and support expenses decreased $41.5 million for the nine months ended September 30, 2000, compared to the same period in 1999, primarily due to the recognition of a pre-tax gain of $29.8 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge in the first quarter of 1999, associated with an employee reduction program, also contributed to the decrease in costs. Lower costs for the Customer Care Center operations resulted in an additional decrease in operations and support expenses. Partially offsetting these decreases was a second quarter 2000 special charge for severance and direct incremental merger-related costs of $48.8 million, as well as the impact of other merger related actions (see "RESULTS OF OPERATIONS").

Depreciation and Amortization

The increase in depreciation and amortization expense in the first nine months of 2000 compared to the same period in 1999 is due to the continuing investment in the Company's network. Partially affecting the increase in depreciation and amortization expense were reductions resulting from adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the Merger (see "RESULTS OF OPERATIONS").

Gain on Sales of Assets

During the third quarter of 2000, the Company completed the sales of access lines in Arkansas, New Mexico, Oklahoma, and Texas. These sales completed the Company's previously announced 1998 plan to divest selected access lines located in these states and resulted in a $1,161.2 million pre-tax gain ($744.3 million after-tax) (see -OTHER DEVELOPMENTS - Net Assets Held for Sale).

INTEREST INCOME

Interest income increased $3.7 million during the nine months ended September 30, 2000, primarily due to higher average balances of notes receivable from affiliates as a result of the sales of assets.

INTEREST EXPENSE

Interest expense decreased $4.1 million or 7% for the nine months ended September 30, 2000 due primarily to lower average short-term debt balances.


INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. By September 14, 2000 carriers were to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark, and by opting into the full five year CALLS plan, Verizon Communications would not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

As of September 14, 2000, Verizon Communications formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rates known as the CALLS plan. As a result of this decision, price caps on Verizon Communications' interstate access charges will be set according to the terms of the CALLS plan.


OTHER DEVELOPMENTS

Net Assets Held for Sale

During October 1999, the Company entered into an agreement to sell switched access lines in Oklahoma to Valor Telecommunications (formerly dba Communications, LLC). On June 30, 2000, the Company completed this sale of approximately 131,000 switched access lines for cash proceeds of $420.3 million and recorded a pre-tax gain of $264.5 million ($170.5 million after-tax). During the third quarter, this gain was adjusted from the previously reported amount of $281.7 million ($180.8 million after-tax) as a result of certain post-closing adjustments considered to be in the normal course of business. During June 1999, the Company entered into an agreement to sell switched access lines located in Arkansas to Century Tel, Inc. On July 31, 2000, the Company completed this sale of approximately 93,000 access lines in Arkansas to Century Tel, Inc. for cash proceeds of $332.9 million and recorded a pre-tax gain of $208.9 million ($130.4 million after-tax). During September 1999, the Company entered into an agreement to sell switched access lines located in New Mexico and Texas to Valor Telecommunications. On August 31, 2000, the Company completed this sale of approximately 425,000 access lines in Texas and New Mexico to Valor Telecommunications for cash proceeds of $1,249.6 million and recorded a pre-tax gain of $687.8 million ($443.4 million after-tax). The associated net assets, which approximated $659.1 million at December 31, 1999, consisted of property, plant and equipment, and had been classified as "Net assets held for sale" in the condensed balance sheets. Given the decision to sell, no depreciation expense was recorded for these assets during 1999 and 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Depreciation expense was lowered by $14 million and $67 million for the three and nine months ended September 30, 2000 and $25 million and $78 million for the three and nine months ended September 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements in total represent approximately 26% of the switched access lines that the Company had in service at the end of 1999, and contributed approximately 24% to 1999 revenues and approximately 36% to operating income.


Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing

                           GTE SOUTHWEST INCORPORATED

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $32.6 million and $28.1 million, respectively, compared to the same period in 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.


SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.

                          GTE SOUTHWEST INCORPORATED

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no proceedings reportable under this Item.


Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibit:

         Exhibit Number

           27   Financial Data Schedule


     (b) Current Report on Form 8-K filed during the quarter ended September 30, 2000:

           A Current Report on Form 8-K dated September 7, 2000, was filed in connection with a change in the Company's independent accountants.

                          GTE SOUTHWEST INCORPORATED

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE Southwest Incorporated
                                                -----------------------------
                                                        (Registrant)


Date:      November 14, 2000                         /s/ Edwin F. Hall
      -----------------------------            ------------------------------
                                                         Edwin F. Hall
                                                          Controller
                                               (Principal Accounting Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2000.

                          GTE SOUTHWEST INCORPORATED

                                 EXHIBIT INDEX


      Exhibit
      Number                                 Description
      -------                                -----------

        27              Financial Data Schedule