Form 10-Q
period 2001-03-31
GTE SOUTHWEST INC
filed 2001-05-15
CIK 40874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                   FORM 10-Q
                             ____________________


     (Mark one)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


        1095 Avenue of the Americas, Room 3868, New York, New York 10036


                         Telephone Number (212) 395-2121


       Former Address: 1255 Corporate Drive, SVC04C08, Irving, Texas 75038

                             ____________________


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
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

                           GTE Southwest Incorporated

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                                                          Three Months Ended March 31,
                                                                              -------------------------------------------------
(Dollars in Millions) (Unaudited)                                                          2001                     2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $.1 and $0 from affiliates)                                                 $342.6                   $425.2
                                                                              -------------------------------------------------

OPERATING EXPENSES
Operations and support (including $35.5 and $55.0 to affiliates)                            175.2                    206.5
Depreciation and amortization                                                                68.4                     74.5
                                                                              -------------------------------------------------
                                                                                            243.6                    281.0
                                                                              -------------------------------------------------

OPERATING INCOME                                                                             99.0                    144.2

OTHER INCOME AND (EXPENSE), NET
    (including $(1.7) and $0 from affiliate)                                                 (1.7)                     ---

INTEREST EXPENSE
    (including $.2  and $7.8 to affiliate)                                                   11.0                     19.5
                                                                              -------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY ITEMS                                                                 86.3                    124.7

PROVISION FOR INCOME TAXES                                                                   31.2                     44.4
                                                                              -------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                             55.1                     80.3

EXTRAORDINARY ITEM
    Early extinguishment of debt, net of tax                                                  ---                     (4.6)
                                                                              -------------------------------------------------

NET INCOME                                                                                 $ 55.1                   $ 75.7
                                                                              =================================================


                  See Notes to Condensed Financial Statements.

                          GTE Southwest Incorporated

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

(Dollars in Millions) (Unaudited)                                                         March 31, 2001       December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                            $   16.2               $    9.7
Short-term investments                                                                              43.9                   47.2
Notes receivable from affiliate                                                                       .8                   12.8
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $26.8 and $28.5                       202.0                  221.2
    Affiliates                                                                                      40.6                   38.6
Material and supplies                                                                               22.9                   21.1
Prepaid expenses                                                                                    14.9                    4.8
Deferred income taxes                                                                                8.4                    7.0
Other                                                                                               34.5                   22.1
                                                                                    ---------------------------------------------
                                                                                                   384.2                  384.5
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    4,472.0                4,413.7
Less accumulated depreciation                                                                    2,809.3                2,756.9
                                                                                    ---------------------------------------------
                                                                                                 1,662.7                1,656.8
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              406.3                  394.3
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                        66.5                   77.4
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                    $2,519.7               $2,513.0
                                                                                    =============================================


                  See Notes to Condensed Financial Statements.

                          GTE Southwest Incorporated

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Millions) (Unaudited)                                                         March 31, 2001    December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year                                                                   $    1.7              $    1.7
Accounts payable and accrued liabilities:
    Affiliates                                                                                      24.0                  47.4
    Other                                                                                          217.5                 241.5
Other liabilities                                                                                  106.2                  94.6
                                                                                    ---------------------------------------------
                                                                                                   349.4                 385.2
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     646.8                 646.7
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       256.0                 238.2
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              232.1                 222.4
Unamortized investment tax credits                                                                    .1                    .1
Other                                                                                               61.3                  73.5
                                                                                    ---------------------------------------------
                                                                                                   293.5                 296.0
                                                                                    ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock -  $100 stated value per share                                                        650.0                 650.0
  Authorized shares:   6,500,000
  Outstanding shares:  6,500,000
Contributed capital                                                                                425.2                 425.1
Accumulated deficit                                                                               (101.2)               (128.2)
                                                                                    ---------------------------------------------
                                                                                                   974.0                 946.9
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $2,519.7              $2,513.0
                                                                                    =============================================

                  See Notes to Condensed Financial Statements.

                          GTE Southwest Incorporated

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                            Three Months Ended March 31,
                                                                                  ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                  2000
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $ 93.9                $ 230.4
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                             3.3                    ---
Capital expenditures                                                                           (75.3)                (101.9)
Net change in notes receivable from affiliate                                                   12.0                    ---
Other, net                                                                                        .6                     .3
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                          (59.4)                (101.6)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                 ---                  (62.0)
Net change in note payable to affiliate                                                          ---                    5.0
Dividend paid                                                                                  (28.0)                 (77.1)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                          (28.0)                (134.1)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                               6.5                   (5.3)

CASH, BEGINNING OF PERIOD                                                                        9.7                   10.5
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                           $ 16.2                 $  5.2
                                                                                    =============================================


                  See Notes to Condensed Financial Statements.

                          GTE Southwest Incorporated

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      GTE Southwest Incorporated is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Our results of operations for the three months ended March 31, 2000 include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic Corporation and GTE on June 30, 2000. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On May 1, 2001, we declared and paid a dividend in the amount of $58.0 million to GTE.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

                          GTE Southwest Incorporated

6.    Shareowner's Investment

                                                                                               Contributed         Accumulated
(Dollars in Millions)                                                     Common Stock             Capital             Deficit
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    $650.0               $425.1             $(128.2)
Net income                                                                                                                 55.1
Dividend declared                                                                                                         (28.0)
Other                                                                                                    .1                 (.1)
                                                                      ----------------------------------------------------------
Balance at March 31, 2001                                                       $650.0               $425.2             $(101.2)
                                                                      ==========================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

7.    Commitments and Contingencies

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

      Federal regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                          GTE Southwest Incorporated

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $55.1 million for the three month period ended March 31, 2001, compared to net income of $75.7 million for the same period in 2000. Our results were affected by special items, as described below.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $2.4 million in the first quarter of 2001 (including $.5 million allocated from Verizon Services). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      These costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.

Sales of Non-strategic Access Lines

      During 2000, we sold all of our switched access lines in Oklahoma, Arkansas, New Mexico, as well as selected switched access lines in Texas. The net assets held for sale were $667.4 million at March 31, 2000 and no assets remained held for sale at December 31, 2000. The operating revenues and net income contributed by these properties in the first quarter of 2000 were approximately $120.0 million and $49.2 million, respectively. On an annual basis, the total operating revenues and net income contributed by the sold properties were approximately $314.8 million and $129.1 million, respectively, for the year ended December 31, 2000. Cash proceeds from the sales totaled $2,002.8 million at December 31, 2000.

Extraordinary Charge

      In January 2000, we retired $46.7 million of long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million).


OPERATING REVENUE STATISTICS
----------------------------

                                                                             2001                  2000             % Change
-------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)
   Residence                                                                  1,167                1,176                (.8)%
   Business                                                                     657                  605                8.6
   Public                                                                        15                   17              (11.8)
                                                                  --------------------------------------------
                                                                              1,839                1,798                2.3
                                                                  ============================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs  (in millions)                         2,027                2,008                 .9
                                                                  ============================================

       The above schedule excludes access lines and minutes of use associated with the sales of non-strategic access lines in 2000.

                          GTE Southwest Incorporated

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                            Three Months Ended March 31,
                                                   -----------------------------------------
                                                                2001                 2000
--------------------------------------------------------------------------------------------
Local services                                                $198.2               $242.6
Network access services                                        110.7                146.3
Long distance services                                           6.5                  9.3
Other services                                                  27.2                 27.0
                                                   -----------------------------------------
Total                                                         $342.6               $425.2
                                                   =========================================


LOCAL SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(44.4)      (18.3)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      The decrease in local service revenues was principally due to the effect of non-strategic access lines sold during 2000. This decrease was partially offset by revenue increases resulting from certain regulatory decisions including the implementation of the Texas Universal Service Fund (USF) in 2000, and by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and increased demand for our value-added services as a result of new packaging of services.


NETWORK ACCESS SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(35.6)      (24.3)%
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

      The decrease in network access revenues was principally related to the effect of non-strategic access lines sold during 2000. Mandated price reductions on certain interstate access services and other regulatory decisions also contributed to the decline in network access revenues. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.

      These decreases were partially offset by the effect of certain regulatory matters in 2000 and increased demand for special access services. The increased demand for special access services reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

                          GTE Southwest Incorporated

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(2.8)      (30.1)%
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

      The decline in long distance revenues was principally caused by the effect of non-strategic access lines sold during 2000.


OTHER SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $.2            .7%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Growth in other service revenues was driven primarily from an increase in CPE sales and higher billing and collection revenues. These increases were substantially offset by the effect of the sales of non-strategic access lines during 2000.


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(31.3)      (15.2)%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      Operations and support expenses decreased primarily due to the effect of non-strategic access lines sold during 2000. Lower costs for pension and benefits and materials and supplies, as well as the effect of lower work force levels also contributed to the reduction in operating expenses. The first quarter of 2001 reflects a reduction in directory publishing expenses allocated from an affiliate.

      These increases were partially offset by the effect of a pre-tax gain recorded in the first quarter of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees. Higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network, merger-related transition costs recorded in the first quarter of 2001, and salary and wage increases for management and non-management employees also offset operating expense increases, but to a lesser extent.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

                          GTE Southwest Incorporated

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(6.1)       (8.2)%
--------------------------------------------------------------------------------

      Depreciation and amortization expense decreased primarily as a result of lower rates of depreciation. The decrease was partially offset by growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs.


OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(1.7)       --
--------------------------------------------------------------------------------

      The change in other income and (expense), net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At March 31, 2001, our ownership in VADI was 2.27%.


INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(8.5)      (43.6)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first quarter of 2001, compared to the same period in 2000, primarily due to overall lower levels of average borrowings.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      36.2%
--------------------------------------------------------------------------------
      2000                                                      35.6%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the three months ended March 31, 2001, compared to the same period in 2000, due to a reduction in investment tax credit amortization and equity losses associated with our investment in VADI, for which we do not recognize income tax benefits. These factors were partially offset by a reduction in the effective tax rate for state income taxes.

                          GTE Southwest Incorporated

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                            GTE Southwest Incorporated

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GTE Southwest Incorporated




Date:  May 15, 2001                 By  /s/ Edwin F. Hall
                                       --------------------------------
                                            Edwin F. Hall
                                            Controller


        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.