Form 10-Q
period 2001-09-30
GTE SOUTHWEST INC
filed 2001-11-14
CIK 40874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


      (Mark one)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from  to


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

                           GTE Southwest Incorporated

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                             ----------------------------------------------------------------------
  (Dollars in Millions) (Unaudited)                                    2001             2000              2001              2000
  ---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $10.6, $.1, $26.3 and $.6 from affiliates)             $341.9           $ 400.4         $1,031.6          $1,292.0
                                                             ----------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $64.5, $94.7, $140.2 and
  $195.5 to affiliates)                                               188.4             211.0            501.5             660.6
Depreciation and amortization                                          72.0              80.5            210.3             232.9
Gain on sales of assets                                                 ---            (879.5)             ---          (1,161.2)
                                                             ----------------------------------------------------------------------
                                                                      260.4            (588.0)           711.8            (267.7)
                                                             ----------------------------------------------------------------------
OPERATING INCOME                                                       81.5             988.4            319.8           1,559.7

OTHER INCOME AND (EXPENSE), NET
  (including   $(2.8), $3.5, $(9.9), and $3.5 from
  affiliates)                                                          (2.8)              3.7             (9.9)              3.7

INTEREST EXPENSE
  (including $.3, $1.1, $.7 and $16.1 to affiliate)                    10.3              12.8             34.5              51.3
                                                             ----------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY ITEM                                             68.4             979.3            275.4           1,512.1

PROVISION FOR INCOME TAXES                                             25.2             347.9            101.0             541.6
                                                             ----------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                       43.2             631.4            174.4             970.5

EXTRAORDINARY ITEM
    Early extinguishment of debt, net of tax                            ---               ---              ---              (4.6)
                                                             ----------------------------------------------------------------------
NET INCOME                                                           $ 43.2           $ 631.4         $  174.4          $  965.9
                                                             ======================================================================

                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

 (Dollars in Millions)                                                               September 30, 2001       December 31, 2000
 --------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Cash                                                                                              $  8.1                 $  9.7
Short-term investments                                                                              17.8                   47.2
Notes receivable from affiliate                                                                      ---                   12.8
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $27.2 and $28.5                       197.5                  221.2
    Affiliates                                                                                      48.5                   38.6
Material and supplies                                                                               39.1                   21.1
Prepaid expenses                                                                                     9.1                    4.8
Deferred income taxes                                                                               11.2                    7.0
Other                                                                                               32.0                   22.1
                                                                                    ---------------------------------------------
                                                                                                   363.3                  384.5
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    4,640.2                4,413.7
Less accumulated depreciation                                                                    2,894.9                2,756.9
                                                                                    ---------------------------------------------
                                                                                                 1,745.3                1,656.8
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              430.0                  394.3
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                        66.1                   77.4
                                                                                    ---------------------------------------------
TOTAL ASSETS                                                                                    $2,604.7               $2,513.0
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


                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                       September 30, 2001    December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                   $   35.1              $    ---
    Other                                                                                             .7                   1.7
Accounts payable and accrued liabilities:
    Affiliates                                                                                      45.6                  47.4
    Other                                                                                          202.4                 241.5
Other liabilities                                                                                  119.4                  94.6
                                                                                    ---------------------------------------------
                                                                                                   403.2                 385.2
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     647.0                 646.7
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       263.3                 238.2
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              245.6                 222.4
Unamortized investment tax credits                                                                    .1                    .1
Other                                                                                               68.0                  73.5
                                                                                    ---------------------------------------------
                                                                                                   313.7                 296.0
                                                                                    ---------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock -  $100 stated value per share                                                        650.0                 650.0
  Authorized shares:   6,500,000
  Outstanding shares:  6,500,000
Contributed capital                                                                                425.3                 425.1
Accumulated deficit                                                                                (97.8)               (128.2)
                                                                                    ---------------------------------------------
                                                                                                   977.5                 946.9
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $2,604.7              $2,513.0
                                                                                    =============================================

                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended September 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                               2001                   2000
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 308.5              $   543.5
                                                                                    ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets                                                                     ---                2,005.5
Net change in short-term investments                                                            29.4                    ---
Capital expenditures                                                                          (242.1)                (330.2)
Net change in notes receivable from affiliate                                                   12.8                 (580.1)
Other, net                                                                                       (.3)                  (1.5)
                                                                                    ---------------------------------------------
Net cash (used in)/provided by investing activities                                           (200.2)               1,093.7
                                                                                    ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                (1.0)                 (54.3)
Preferred stock retired, including premiums paid on early retirement                             ---                   (8.2)
Net change in note payable to affiliate                                                         35.1                 (457.1)
Dividends paid                                                                                (144.0)              (1,117.2)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                         (109.9)              (1,636.8)
                                                                                    ---------------------------------------------
NET CHANGE IN CASH                                                                              (1.6)                    .4
CASH, BEGINNING OF PERIOD                                                                        9.7                   10.5
                                                                                    ---------------------------------------------
CASH, END OF PERIOD                                                                          $   8.1              $    10.9
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

4.   Dividend

     On November 1, 2001, we declared and paid a dividend in the amount of $57.0 million to GTE.

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

                           GTE Southwest Incorporated

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

     In addition, we recorded pre-tax merger-related transition costs of $13.5 million in the first nine months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $17.6 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $1.7 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger.

     Results of operations for the first nine months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, depreciation and amortization expense decreased $4.2 million for the nine month period ended September 30, 2000.

                           GTE Southwest Incorporated

8.   Shareowner's Investment

                                                                                               Contributed         Accumulated
(Dollars in Millions)                                                     Common Stock             Capital             Deficit
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    $650.0              $425.1             $(128.2)
Net income                                                                                                               174.4
Dividends declared                                                                                                      (144.0)
Other                                                                                                   .2
                                                                      ----------------------------------------------------------
Balance at September 30, 2001                                                   $650.0              $425.3             $ (97.8)
                                                                      ==========================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

9.   Debt

     In January 2000, we retired $46.7 million of long-term debt (first mortgage bonds, Series T and U) prior to stated maturity and recorded an after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million), reflecting premiums paid on the redemption of this debt.

10.  Commitments and Contingencies

     Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

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

RESULTS OF OPERATIONS
---------------------

     We reported net income of $174.4 million for the nine month period ended September 30, 2001, compared to net income of $965.9 million for the same period in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

     The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

                                                                                                        (Dollars in Millions)
Nine Months Ended September 30,                                                                     2001                2000
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Other charges and special items                                                                 $ ---             $     1.2
  Regulatory contingency                                                                            ---                   1.2
                                                                                      ----------------------------------------
                                                                                                    ---                   2.4
                                                                                      ----------------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                                 ---                  18.8
  Bell Atlantic-GTE merger severance costs                                                          ---                  30.0
  Bell Atlantic-GTE merger transition costs                                                        13.5                  ---
  Bell Atlantic-GTE merger related costs                                                            ---                   1.7
  Other charges and special items                                                                   ---                    .5
                                                                                      ----------------------------------------
                                                                                                   13.5                  51.0
                                                                                      ----------------------------------------
Depreciation and Amortization Expenses
  Bell Atlantic- GTE merger accounting conformity adjustments                                       ---                  (4.2)
                                                                                      ----------------------------------------

Gain on sales of assets
  Sales of non-strategic access lines                                                               ---              (1,161.2)
                                                                                      ----------------------------------------

Interest Expense
  Regulatory contingency                                                                            ---                    .3
                                                                                      ----------------------------------------
Net impact on income before provision for income taxes and extraordinary item                     $13.5             $(1,111.7)
                                                                                      ==================== ===================

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

     In addition, we recorded pre-tax merger-related transition costs of $13.5 million in the first nine months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $1.7 million pre-tax charge for other actions in relation to the Bell Atlantic - GTE merger.

     Results of operations for the first nine months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, depreciation and amortization expense decreased $4.2 million for the nine month period ended September 30, 2000.

                           GTE Southwest Incorporated

Other Charges and Special Items

     In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $1.5 million. We recorded a reduction to operating revenue in the amount of $1.2 million and a charge to interest expense of $.3 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest. In the second quarter of 2000, we also recorded other charges and special items totaling approximately $1.7 million pre-tax. Of this amount, $1.2 million was recorded as a reduction to operating revenue and $.5 million was recorded as a charge to operations and support expenses.

Sales of Non-strategic Access Lines

     During 2000, we sold selected switched access lines in Oklahoma, Arkansas, New Mexico, as well as selected switched access lines in Texas. At September 30, 2000, no assets remained held for sale. The operating revenues and net income contributed by these properties in the first nine months of 2000 were approximately $312.4 million and $128.1 million, respectively. On an annual basis, the total operating revenues and net income contributed by the sold properties were approximately $314.8 million and $129.1 million, respectively, for the year ended December 31, 2000. The pre-tax gain on these sales totaled $1,161.2 million for the nine months ended September 30, 2000 and the cash proceeds from the sales totaled $2,005.5 million at September 30, 2000.

     These and other items affecting the comparison of our results of operations for the nine month period ended September 20, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                     2001                 2000
--------------------------------------------------------------------------------
Local services                                     $588.0              $ 731.3
Network access services                             336.3                433.2
Long distance services                               19.6                 28.2
Other services                                       87.7                 99.3
                                          -------------------- -----------------
Total                                            $1,031.6             $1,292.0
                                          ==================== =================

LOCAL SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                        $(143.3)      (19.6)%
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

     Local service revenues declined in the first nine months of 2001 primarily due to the effect of non-strategic access lines sold during 2000, as described in the Results of Operations. Local service revenues were also impacted by the effect of an economic slowdown and competition. In addition, technology substitution is increasing, as more customers are choosing wireless and Internet services in place of certain basic wireline services.

     These decreases were partially offset by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements. In addition, the effect of certain regulatory decisions including the implementation of the Texas Universal Service Fund (USF) in 2000 and increased customer demand and usage of our value-added services as a result of new packaging of services also offset the revenue decreases.

                           GTE Southwest Incorporated


NETWORK ACCESS SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(96.9)      (22.4)%
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

     Network access revenues declined in the first nine months of 2001 primarily due to the effect of the aforementioned sale of non-strategic access lines. In addition, mandated price reductions on certain interstate access services and other regulatory decisions also contributed to the decline in network access revenues. The Texas Public Utilities Commission (TPUC) regulates us with respect to intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

     These decreases were partially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                          $(8.6)      (30.5)%
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the TPUC except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service
(WATS). We also earn revenue from private line and operator services associated with long distance calls.

     Long distance revenues declined in the first nine months of 2001 primarily due to the effect of the aforementioned sale of non-strategic access lines.

OTHER SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(11.6)      (11.7)%
--------------------------------------------------------------------------------

     Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and non-affiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for non-publication of telephone numbers and multiple white page listings, fees paid by an affiliate for usage of our directory listings and fees paid by an affiliate for the provision of sales agent services.

     Other service revenues decreased in the first nine months of 2001 primarily due to the aforementioned sale of non-strategic access lines. This decrease was partially offset by higher revenues received for sales and services to affiliates.

                           GTE Southwest Incorporated

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                        $(159.1)      (24.1)%
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

     The decrease in operations and support expenses was mainly attributable to a reserve adjustment recorded in 2001 associated with the previous sale of assets and the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in Results of Operations. Operations and support expenses were further reduced by declining work force levels and lower operating taxes other than income. Operating costs have also decreased due to business integration activities and effective cost control measures. These decreases were partially offset by the effect of pre-tax gains recorded in 2000 associated with lump-sum settlements of pension obligations for certain active and former employees.

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

     On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.


DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(22.6)       (9.7)%
--------------------------------------------------------------------------------

     Depreciation and amortization expense decreased in the first nine months of 2001 primarily as a result of lower rates of depreciation. The decrease was partially offset by growth in depreciable telephone plant and an increase in software amortization costs. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.


GAIN ON SALES OF ASSETS

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Nine Months                                       $1,161.2         100.0%
--------------------------------------------------------------------------------

     The change in gain on sales of assets is due to the effect of a gain recognized on the sale of non-strategic access lines in 2000, as described in the Results of Operations section.

                           GTE Southwest Incorporated

OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(13.6)       (367.6)%
--------------------------------------------------------------------------------

     The change in other income and (expense), net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership in VADI was 2.26%.


INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(16.8)      (32.7)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased in the first nine months of 2001, compared to the same period in 2000, primarily due to overall lower levels of average borrowings and the effect of lower rates of interest.


EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,
--------------------------------------------------------------------------------
      2001                                                      36.7%
--------------------------------------------------------------------------------
      2000                                                      35.8%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was higher for the nine months ended September 30, 2001, compared to the same period in 2000, due to the effect of equity losses associated with our investment in VADI for which we do not recognize income tax benefits. This factor was partially offset by reductions in non-recurring income tax expense and the effective tax rate for state income taxes.

EXTRAORDINARY ITEM
------------------

     In January 2000, we retired $46.7 million in long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $4.6 million (net of tax benefits of $2.5 million).


OTHER MATTERS
-------------
Recent Accounting Pronouncements


     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously

                           GTE Southwest Incorporated

required by SFAS No. 121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                           GTE Southwest Incorporated

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                           GTE Southwest Incorporated

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GTE Southwest Incorporated




Date:  November 13, 2001               By  /s/ Edwin F. Hall
                                       --------------------------------
                                               Edwin F. Hall
                                               Controller



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.