Form 10-Q
period 2002-03-31
GTE SOUTHWEST INC
filed 2002-05-15
CIK 40874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


           (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                           GTE Southwest Incorporated


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                                      Three Months Ended March 31,
                                                                             -----------------------------------------
(Dollars in Millions) (Unaudited)                                                       2002                 2001
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $20.9 and $15.2 from affiliates)                                       $334.7               $342.6
                                                                             -----------------------------------------
OPERATING EXPENSES
Operations and support (including $49.3 and $40.3 to affiliates)                       164.5                175.2
Depreciation and amortization                                                           70.1                 68.4
                                                                             -----------------------------------------
                                                                                       234.6                243.6
                                                                             -----------------------------------------
OPERATING INCOME                                                                       100.1                 99.0

OTHER INCOME AND (EXPENSE), NET
    (including $.1 and $(1.7) from affiliates)                                            .2                 (1.7)

INTEREST EXPENSE
    (including $.8 and $.2 to affiliate)                                                12.4                 11.0
                                                                             -----------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                87.9                 86.3

PROVISION FOR INCOME TAXES                                                              33.1                 31.2
                                                                             -----------------------------------------
NET INCOME                                                                            $ 54.8               $ 55.1
                                                                             =========================================


                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                            CONDENSED BALANCE SHEETS

                                     ASSETS

 (Dollars in Millions)                                                            March 31, 2002  December 31, 2001
 -------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
CURRENT ASSETS

Cash                                                                                    $   10.8          $    12.1
Short-term investments                                                                      32.6               48.3
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $23.5 and $23.1               188.4              189.5
    Affiliates                                                                              85.0               68.0
Material and supplies                                                                       34.5               28.5
Prepaid expenses                                                                             2.3               20.6
Deferred income taxes                                                                        1.5                 .9
Other                                                                                       33.0               33.3
                                                                                -----------------------------------
                                                                                           388.1              401.2
                                                                                -----------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                            4,779.7            4,736.2
Less accumulated depreciation                                                            2,966.3            2,922.4
                                                                                -----------------------------------
                                                                                         1,813.4            1,813.8
                                                                                -----------------------------------

PREPAID PENSION ASSET                                                                      453.3              441.7
                                                                                -----------------------------------

OTHER ASSETS                                                                                59.0               64.5
                                                                                -----------------------------------
TOTAL ASSETS                                                                            $2,713.8          $ 2,721.2
                                                                                ===================================


                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated


                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                March 31, 2002  December 31, 2001
----------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                              $  141.9          $   105.4
Accounts payable and accrued liabilities:
    Affiliates                                                                                107.6               80.9
    Other                                                                                     115.9              212.1
Other current liabilities                                                                     124.3              120.4
                                                                                --------------------------------------
                                                                                              489.7              518.8
                                                                                --------------------------------------

LONG-TERM DEBT                                                                                647.2              647.1
                                                                                --------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                  268.8              268.2
                                                                                --------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                         272.4              258.8
Unamortized investment tax credits                                                               .1                 .1
Other                                                                                          62.0               67.4
                                                                                --------------------------------------
                                                                                              334.5              326.3
                                                                                --------------------------------------
SHAREOWNER'S INVESTMENT
Common stock -  $100 stated value per share                                                   650.0              650.0
  Authorized shares:   6,500,000
  Outstanding shares:  6,500,000
Contributed capital                                                                           448.3              448.3
Accumulated deficit                                                                          (124.7)            (137.5)
                                                                                --------------------------------------
                                                                                              973.6              960.8
                                                                                --------------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                              $2,713.8          $ 2,721.2
                                                                                ======================================

                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,
                                                                                ------------------------------------------
(Dollars in Millions) (Unaudited)                                                           2002                2001
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $60.0              $ 93.9
                                                                                ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                        15.7                 3.3
Capital expenditures                                                                       (71.5)              (75.3)
Change in notes receivable from affiliate                                                    ---                12.0
Other, net                                                                                   ---                  .6
                                                                                ------------------------------------------
Net cash used in investing activities                                                      (55.8)              (59.4)
                                                                                ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable to affiliate                                                         36.5                 ---
Dividends paid                                                                             (42.0)              (28.0)
                                                                                ------------------------------------------
Net cash used in financing activities                                                       (5.5)              (28.0)
                                                                                ------------------------------------------
NET CHANGE IN CASH                                                                          (1.3)                6.5

CASH, BEGINNING OF PERIOD                                                                   12.1                 9.7
                                                                                ------------------------------------------

CASH, END OF PERIOD                                                                       $ 10.8              $ 16.2
                                                                                ==========================================


                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      GTE Southwest Incorporated is a wholly owned subsidiary of GTE
Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2001 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or other intangible assets at December 31, 2001 and 2000.

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.    Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                           GTE Southwest Incorporated

 4.  Dividend

    On May 1, 2002, we declared and paid a dividend from Accumulated Deficit in the amount of $61.0 million to GTE.

5.  Shareowner's Investment

                                                     Contributed    Accumulated
(Dollars in Millions)              Common Stock          Capital        Deficit
--------------------------------------------------------------------------------
Balance at December 31, 2001             $650.0           $448.3       $(137.5)
Net income                                                                54.8
Dividend declared to GTE                                                 (42.0)
                                ------------------------------------------------
Balance at March 31, 2002                $650.0           $448.3       $(124.7)
                                ================================================

    Net income and comprehensive income were the same for the three months ended March 31, 2002 and 2001.

6.  Commitments and Contingencies

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

7.  Investment in Verizon Ventures III Inc.

    In December, 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

    In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. During the fourth quarter of 2001, Ventures III transferred these assets to us. In consideration of the transfer of these assets, we surrendered our common stock in Ventures III and remitted certain cash compensation.

    No gain or loss was recognized as a result of the reintegration of the assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

8.  Employee Severance Costs

    In connection with the Bell Atlantic - GTE merger on June 30, 2000, we incurred charges associated with employee severance of $30.0 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. During the fourth quarter of 2001, we recorded a special charge of $4.5 million, as recorded under SFAS No. 112, for the voluntary and involuntary separation of employees. The remaining severance liability under these programs as of March 31, 2002 is $14.5 million.

                           GTE Southwest Incorporated


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

         This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

         We reported net income of $54.8 million for the three month period ended March 31, 2002, compared to net income of $55.1 million for the same period in 2001.

Verizon Ventures III

         During 2000 and 2001, pursuant to one of the Federal Communications Commission's (FCC) requirements for the Bell Atlantic - GTE merger, we transferred our advanced data assets to Verizon Ventures III Inc. (Ventures III) in exchange for an ownership interest in Ventures III, which we accounted for under the equity method of accounting. In September 2001, the FCC issued an order eliminating this merger condition. In the fourth quarter of 2001, after required state regulatory approvals were obtained, these assets were transferred back to us and we surrendered our ownership in Ventures III. (See Note 7 to the Condensed Financial Statements.)

         This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other income and (expense), and the Provision for income taxes, as described below.

OPERATING REVENUES
------------------
(Dollars in Millions)

                                               Three Months Ended March 31,
                                          ----------------------------------
                                                    2002              2001
----------------------------------------------------------------------------
Local services                                    $187.2            $198.2
Network access services                            114.8             110.7
Long distance services                               5.2               6.5
Other services                                      27.5              27.2
                                          ----------------------------------
Total                                             $334.7            $342.6
                                          ==================================

         We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

      2002 - 2001                                              (Decrease)
-------------------------------------------------------------------------------
      Three Months                                        $(11.0)       (5.5)%
-------------------------------------------------------------------------------

         Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

         Local service revenues decreased in the first three months of 2002 primarily due to lower payments received from CLECs for interconnection of their network with our network. In addition, the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 2.1% from March 31, 2001, also contributed to the decrease in local service revenues. This decrease primarily reflects the impact of the economic slowdown

                           GTE Southwest Incorporated

and competition. Rate reductions resulting from expanded calling area service implementations effective January 1, 2002 and technology substitution have also affected local service revenue growth in 2002.

NETWORK ACCESS SERVICES

      2002 - 2001                                               Increase
-------------------------------------------------------------------------------
      Three Months                                          $4.1         3.7%
-------------------------------------------------------------------------------

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

      Network access revenues increased in the first three months of 2002 primarily due to higher customer demand for special access services, particularly for high-capacity, high-speed digital services and the impact of the reintegration of Ventures III. This increase was partially offset by the effects of mandated price reductions on interstate access services and other regulatory decisions. The impact of the slowing economy also affected network access revenues in 2002.

LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                         $(1.3)      (20.0)%
-------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the Texas Public Utility Commission (TPUC) except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS). We also earn revenue from private line and operator services associated with long distance calls.

      Long distance service revenues declined in the first three months of 2002 primarily due to the effects of competition, technology substitution and the slowing economy.

OTHER SERVICES

      2002 - 2001                                               Increase
-------------------------------------------------------------------------------
      Three Months                                         $.3           1.1%
-------------------------------------------------------------------------------

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

      Other service revenues increased in the first three months of 2002 primarily due to an increase in sales and services to affiliates and higher rates charged to customers for late payment fees. These increases were substantially offset by a decrease in CPE sales.

                           GTE Southwest Incorporated


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                        $(10.7)       (6.1)%
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

      The decrease in operations and support expenses was primarily attributable to lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. Lower employee costs principally associated with declining workforce levels, as well as lower overtime for repair and maintenance activity mainly as a result of reduced volumes at our dispatch and call centers also contributed to the reduction in operations and support expenses. Higher centralized service expenses allocated to us by Verizon Services and the reintegration of Ventures III partially offset the decline in operations and support expenses for the three months ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                               Increase
-------------------------------------------------------------------------------
      Three Months                                          $1.7         2.5%
-------------------------------------------------------------------------------

      Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

      Depreciation and amortization expense increased in the first three months of 2002 principally due to growth in depreciable telephone plant and increased software amortization costs. This increase was partially offset by the effect of lower rates of depreciation.

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                               Increase
-------------------------------------------------------------------------------
      Three Months                                          $1.9         111.8%
-------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

                           GTE Southwest Incorporated


INTEREST EXPENSE

      2002 - 2001                                               Increase
-------------------------------------------------------------------------------
      Three Months                                          $1.4        12.7%
-------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense increased in the first three months of 2002, over the same period in 2001, primarily due to the effect of higher levels of short-term debt with an affiliate.

EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
-------------------------------------------------------------------------------
      2002                                                      37.7%
-------------------------------------------------------------------------------
      2001                                                      36.2%
-------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was higher for the three months ended March 31, 2002, compared to the same period in 2001, due to an increase in the effective income tax rate for state income taxes. This factor was partially offset by the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits and by a decrease in non-recurring income tax expense.

OTHER MATTERS
-------------

Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network.

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

                           GTE Southwest Incorporated

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There were no proceedings reportable under this Item.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit
                 Number
                 -------

                   12       Computation of Ratio of Earnings to Fixed Charges.

            (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                           GTE Southwest Incorporated

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GTE Southwest Incorporated

Date:  May 15, 2002                    By  /s/ Edwin F. Hall
                                          --------------------------------
                                               Edwin F. Hall
                                               Controller

        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.