Form 10-Q
period 2002-06-30
GTE SOUTHWEST INC
filed 2002-08-14
CIK 40874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                           GTE Southwest Incorporated

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME


                                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                                      -------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                            2002           2001            2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $22.2, $21.5, $43.1 and $36.7 from affiliates)              $338.5         $347.1          $673.2         $689.7
                                                                      -------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $56.1, $51.4, $105.4 and
     $91.7 to affiliates)                                                   194.5          137.9           359.0          313.1
Depreciation and amortization                                                69.3           69.9           139.4          138.3
                                                                      -------------------------------------------------------------
                                                                            263.8          207.8           498.4          451.4
                                                                      -------------------------------------------------------------

OPERATING INCOME                                                             74.7          139.3           174.8          238.3

OTHER INCOME AND (EXPENSE), NET
    (including $0, $(5.4), $.1 and $(7.1) from affiliates)                     .1           (5.4)             .3           (7.1)

INTEREST EXPENSE
    (including $.9, $.2, $1.7 and $.4 to affiliate)                          14.8           13.2            27.2           24.2
                                                                      -------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     60.0          120.7           147.9          207.0

PROVISION FOR INCOME TAXES                                                   22.6           44.6            55.7           75.8
                                                                      -------------------------------------------------------------

NET INCOME                                                                 $ 37.4         $ 76.1          $ 92.2         $131.2
                                                                      ==============================================================


                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------


 (Dollars in Millions)                                                                    June 30, 2002       December 31, 2001
 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT ASSETS
Cash                                                                                          $     9.8               $    12.1
Short-term investments                                                                             16.9                    48.3
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $34.1 and $23.1                      182.7                   189.5
    Affiliates                                                                                     91.9                    68.0
Material and supplies                                                                              28.1                    28.5
Prepaid expenses                                                                                    9.2                    20.6
Deferred income taxes                                                                               5.5                      .9
Other                                                                                              32.0                    33.3
                                                                                         -----------------------------------------
                                                                                                  376.1                   401.2
                                                                                         -----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                   4,845.2                 4,736.2
Less accumulated depreciation                                                                   3,013.6                 2,922.4
                                                                                         -----------------------------------------
                                                                                                1,831.6                 1,813.8
                                                                                         -----------------------------------------

PREPAID PENSION ASSET                                                                             464.8                   441.7
                                                                                         -----------------------------------------

OTHER ASSETS                                                                                       59.1                    64.5
                                                                                         -----------------------------------------

TOTAL ASSETS                                                                                  $ 2,731.6               $ 2,721.2
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


                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Millions, Except Per Share Amount)                                  June 30, 2002        December 31, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                       $   180.1                $   105.4
Accounts payable and accrued liabilities:
    Affiliates                                                                          105.3                     80.9
    Other                                                                               109.3                    212.1
Other current liabilities                                                               121.8                    120.4
                                                                               -------------------------------------------
                                                                                        516.5                    518.8
                                                                               -------------------------------------------

LONG-TERM DEBT                                                                          647.4                    647.1
                                                                               -------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                            271.0                    268.2
                                                                               -------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                   283.6                    258.8
Unamortized investment tax credits                                                         --                       .1
Other                                                                                    63.1                     67.4
                                                                               -------------------------------------------
                                                                                        346.7                    326.3
                                                                               -------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - $100 stated value per share                                             650.0                    650.0
  Authorized shares: 6,500,000
  Outstanding shares: 6,500,000
Contributed capital                                                                     448.3                    448.3
Accumulated deficit                                                                    (148.3)                  (137.5)
                                                                               -------------------------------------------
                                                                                        950.0                    960.8
                                                                               -------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                       $ 2,731.6                $ 2,721.2
                                                                               ===========================================


                  See Notes to Condensed Financial Statements.

                           GTE Southwest Incorporated

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                  Six Months ended June 30,
                                                                                            -----------------------------------
(Dollars in Millions) (Unaudited)                                                                   2002               2001
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        $ 145.3            $ 193.2
                                                                                            -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                31.4               17.4
Capital expenditures                                                                              (151.5)            (160.7)
Change in note receivable from affiliate                                                              --               12.8
Other, net                                                                                            .8                2.4
                                                                                            -----------------------------------
Net cash used in investing activities                                                             (119.3)            (128.1)
                                                                                            -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable to affiliate                                                                 74.7               22.8
Dividends paid                                                                                    (103.0)             (86.0)
                                                                                            -----------------------------------
Net cash used in financing activities                                                              (28.3)             (63.2)
                                                                                            -----------------------------------

NET CHANGE IN CASH                                                                                  (2.3)               1.9

CASH, BEGINNING OF PERIOD                                                                           12.1                9.7
                                                                                            -----------------------------------

CASH, END OF PERIOD                                                                              $   9.8            $  11.6
                                                                                            ===================================

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

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                           GTE Southwest Incorporated

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend in the amount of $60.0 million to GTE.

5.    Shareowner's Investment


                                                                    Contributed        Accumulated
(Dollars in Millions)                           Common Stock            Capital            Deficit
------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                          $650.0             $448.3            $(137.5)
Net income                                                                                    92.2
Dividends declared to GTE                                                                   (103.0)
                                            ----------------------------------------------------------
Balance at June 30, 2002                              $650.0             $448.3            $(148.3)
                                            ==========================================================


      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

     Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                           GTE Southwest Incorporated

7.    Investment in Verizon Ventures III Inc.

      In December, 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required state regulatory approvals were obtained, Ventures III transferred these assets to us. In consideration of the transfer of these assets, we surrendered our common stock in Ventures III and remitted cash compensation.

      No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

8.    Employee Severance and Other Items

     In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $30.0 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $4.5 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $3.2 million in accordance with SFAS No. 112 associated with employee severance. As of June 30, 2002, a total of approximately 110 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $2.6 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $8.4 million driven by our financial statement exposure of WorldCom Inc.

                           GTE Southwest Incorporated

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

         This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

         We reported net income of $92.2 million for the six month period ended June 30, 2002, compared to net income of $131.2 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

         During the second quarter of 2002, we recorded a charge of $3.2 million in accordance with Statement of Financial Accounting Standards (SFAS) No.112, "Employers' Accounting for Postemployment Benefits," associated with employee severance.

         In addition, during the second quarter of 2002, we recorded an impairment charge of $8.4 million driven by our financial statement exposure of WorldCom Inc.

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

         This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other income and (expense), net, and the Provision for income taxes, as described below.

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                   Six Months Ended June 30,
                                    ------------------------------------------
                                                       2002            2001
------------------------------------------------------------------------------
Local services                                       $376.0          $395.1
Network access services                               224.8           222.9
Long distance services                                 10.8            13.0
Other services                                         61.6            58.7
                                    ------------------------------------------
Total                                                $673.2          $689.7
                                    ==========================================

         We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                           GTE Southwest Incorporated

LOCAL SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(19.1)       (4.8)%
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

         Local service revenues decreased in the first six months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 2.7% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. In addition, lower billings to CLECs for interconnection of their network with our network, also contributed to the decrease in local service revenues. Rate reductions resulting from expanded calling area service implementations effective January 1, 2002 and technology substitution have also affected local service revenue growth in the first half of 2002.

NETWORK ACCESS SERVICES

      2002 - 2001                                                 Increase
--------------------------------------------------------------------------------
      Six Months                                            $1.9           .9%
--------------------------------------------------------------------------------

         Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

         Network access service revenue increased in the first six months of 2002 primarily due to higher customer demand for special access services, particularly for high-capacity, high-speed digital services, and to the reintegration of Ventures III. These increases were substantially offset by the effects of mandated price reductions on interstate access services and other regulatory decisions. In addition, growth in switched access service revenue declined in the first half of 2002 due to the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs.

LONG DISTANCE SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(2.2)      (16.9)%
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

         Long distance service revenues declined in the first six months of 2002 primarily due to the effects of competition, technology substitution and the slowing economy.

                           GTE Southwest Incorporated

OTHER SERVICES

      2002 - 2001                                                Increase
--------------------------------------------------------------------------------
      Six Months                                            $2.9         4.9%
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

          Other service revenues increased in the first six months of 2002 primarily due to higher rates charged to customers for late payment fees and an increase in sales and services to affiliates. These increases were partially offset by a decrease in CPE sales.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $45.9        14.7%
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

     The increase in operations and support expenses was primarily attributable to the effect of a favorable adjustment recorded in 2001 associated with the previous sale of assets, as well as higher centralized services expenses allocated to us by Verizon Services. An increase in the provision for uncollectible accounts receivable, the reintegration of Ventures III and employee severance costs recorded in the second quarter of 2002 also contributed to the increase in operations and support expenses. These increases were partially offset by effective cost control measures and lower interconnection and related costs associated with reciprocal compensation arrangements. The effect of declining workforce levels further offset the increase in operations and support expenses for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                                Increase
--------------------------------------------------------------------------------
      Six Months                                            $1.1          .8%
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

          Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs. These increases were substantially offset by the effect of lower rates of depreciation.

                           GTE Southwest Incorporated

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                                Increase
--------------------------------------------------------------------------------
      Six Months                                            $7.4         104.2%
--------------------------------------------------------------------------------

         Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III in the fourth quarter of 2001, we no longer recognize equity income (losses) from this investment.

         The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

INTEREST EXPENSE

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $3.0        12.4%
--------------------------------------------------------------------------------

         Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

         Interest expense increased in the first six months of 2002, over the same period in 2001, primarily due to the effect of higher average levels of short-term debt with an affiliate and additional interest expense associated with the settlement of tax-related matters.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      37.7%
--------------------------------------------------------------------------------
      2001                                                      36.6%
--------------------------------------------------------------------------------

         The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was higher for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to an increase in the effective income tax rate for state income taxes. This increase was partially offset by the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits and by a decrease in non-recurring income tax expense.

                           GTE Southwest Incorporated

OTHER MATTERS
-------------

Recent Accounting Pronouncements

         Asset Retirement Obligations

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

         Debt Extinguishment

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

         Exit or Disposal Activities

         In June 2002, the FASB issued SFAS No. 46, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

         We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

         Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                           GTE Southwest Incorporated

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               Exhibit
               Number
               ------

                3.1 Restated Certificate of Incorporation of GTE Southwest Incorporated.

                3.2     Amended and Restated Bylaws of GTE Southwest
                        Incorporated.

                 12     Computation of Ratio of Earnings to Fixed Charges.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                           GTE Southwest Incorporated

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GTE Southwest Incorporated



Date: August 14, 2002                    By  /s/ Edwin F. Hall
                                            --------------------------------
                                                 Edwin F. Hall
                                                 Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX



           Exhibit
           Number
           -------
              3.1     Restated Certificate of Incorporation of GTE Southwest
                      Incorporated.

              3.2     Amended and Restated Bylaws of GTE Southwest
                      Incorporated.

               12     Computation of Ratio of Earnings to Fixed Charges.